Form 10-Q
period 1996-03-31
MARISA CHRISTINA INC
filed 1996-05-10
CIK 923149

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended             March 31, 1996
                      -------------------------------------------------------

                                        or

/  / Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                       to
                               ----------------------   -----------------------

Commission File Number:                           0-24176
                        -------------------------------------------------------



                       Marisa Christina, Incorporated
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)




Delaware                                                   13-3078311
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



415 Second Avenue New Hyde Park, New York                  11040
- -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



                               (516) 352-5050
- -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

    The number of shares outstanding of the Company's Common Stock on April 30, 1996 were 8,585,869.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                     INDEX



                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Consolidated Balance Sheets as of December 31, 1995
            and March 31, 1996 (Unaudited)                                                               2

         Consolidated Statements of Earnings for the Three Months
            Ended March 31, 1995 and 1996 (Unaudited)                                                    3

         Consolidated Statement of Stockholders' Equity for the Three Months
            Ended March 31, 1996 (Unaudited)                                                             4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1995 and 1996 (Unaudited)                                                    5

         Notes to Consolidated Financial Statements (Unaudited)                                          6

Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                                                           9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             12

Item 6.   Exhibits and Reports on Form 8-K                                                              12


SIGNATURES                                                                                              13

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               DECEMBER 31,       MARCH 31,
          ASSETS                                                                 1995 (1)            1996
          ------                                                                 --------            ----
Current assets:
    Cash and cash equivalents                                                $   20,512,918   $    1,840,412
    Accounts receivable, less allowance for doubtful
       accounts of $136,199 in 1995 and $125,723 in 1996                         12,055,079       13,899,849
    Inventories                                                                   9,325,223        9,288,805
    Prepaid expenses and other current assets                                     1,553,225        3,811,496
                                                                                 ----------       ----------
              Total current assets                                               43,446,445       28,840,562

Property and equipment, net                                                       2,181,767        2,681,509
Goodwill, less accumulated amortization of $990,473
    in 1995 and $1,439,009 in 1996                                                8,038,798       34,286,257
Other assets                                                                        342,429        1,291,430
                                                                                 ----------       ----------
              Total assets                                                   $   54,009,439   $   67,099,758
                                                                                 ==========       ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Loans payable to banks                                                   $       --       $    7,998,434
    Accounts payable                                                              5,504,140        4,352,361
    Income taxes payable                                                            757,101        1,213,944
    Accrued expenses and other current liabilities                                1,397,335        2,452,763
                                                                                 ----------       ----------
              Total current liabilities                                           7,658,576       16,017,502

Other liabilities                                                                   128,000          128,000
                                                                                 ----------       ----------
              Total liabilities                                                   7,786,576       16,145,502
                                                                                 ----------       ----------
Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized, none issued                                                       --               --
    Common stock, $.01 par value; 15,000,000 shares
       authorized, 8,434,250 shares in 1995 and 8,584,479
       in 1996 issued and outstanding                                                84,343           85,845
    Additional paid-in capital                                                   29,084,978       31,616,626
    Retained earnings                                                            17,036,930       19,235,173
    Cumulative translation adjustment                                                16,612           16,612
                                                                                 ----------       ----------
              Total stockholders' equity                                         46,222,863       50,954,256
                                                                                 ----------       ----------
              Total liabilities and stockholders' equity                     $   54,009,439   $   67,099,758
                                                                                 ==========       ==========

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1995.





See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1995 AND 1996
                                  (UNAUDITED)


                                                                                    1995             1996
                                                                                    ----             ----
Net sales                                                                      $ 19,480,456     $ 28,261,906
Cost of goods sold                                                               11,681,982       17,947,391
                                                                                 ----------       ----------
       Gross profit                                                               7,798,474       10,314,515
Selling, general and administrative expenses                                      4,301,427        7,090,547
                                                                                 ----------       ----------
       Operating earnings                                                         3,497,047        3,223,968
Other income, net                                                                   280,931          518,763
Interest income (expense), net                                                      164,405         (142,004)
                                                                                 ----------       ----------
       Earnings before provision for income taxes                                 3,942,383        3,600,727
Provision for income taxes                                                        1,603,497        1,402,484
                                                                                 ----------       ----------
       Net earnings                                                            $  2,338,886     $  2,198,243
                                                                                 ==========       ==========

Weighted average shares outstanding                                               8,434,000        8,582,041
                                                                                 ==========       ==========

Earnings per share                                                             $        .28     $        .26
                                                                                 ==========       ==========





See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)




                                  COMMON STOCK           ADDITIONAL                   CUMULATIVE
                               -------------------        PAID-IN      RETAINED       TRANSLATION
                               SHARES       AMOUNT        CAPITAL      EARNINGS       ADJUSTMENT       TOTAL
                               ------       ------        -------      --------       ----------       -----
Balance at December 31,
    1995                     8,434,250   $  84,343    $ 29,084,978    $17,036,930      $ 16,612   $ 46,222,863

Issuance of common
    stock in acquisition
    of Adrienne
    Vittadini, Inc.            147,679       1,477       2,498,523          --             --        2,500,000

Proceeds from exercise
    of stock options
    for 2,550 shares             2,550          25          33,125          --             --           33,150

Net earnings for the three
    months ended
    March 31, 1996               --            --              --       2,198,243          --        2,198,243
                              --------       -----      ----------      ---------        ------     ----------
Balance at March 31,
    1996                     8,584,479   $  85,845    $ 31,616,626    $19,235,173      $ 16,612   $ 50,954,256
                             =========      ======      ==========     ==========        ======     ==========





See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)

                                                                                   1995             1996
                                                                                   ----             ----
Cash flows from operating activities:
    Net earnings                                                               $  2,338,886     $  2,198,243
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
           Depreciation and amortization                                            203,971          626,291
           Provision for doubtful accounts                                           27,802          109,866
           Changes in assets and liabilities:
              Increase in accounts receivable                                    (2,399,355)        (704,275)
              Decrease in inventories                                             2,561,898        2,531,800
              (Increase) decrease in prepaid expenses and other
                 current assets                                                     120,959       (1,395,324)
              (Increase) decrease in other assets                                    17,131          (62,089)
              Decrease in accounts payable                                         (805,364)      (4,445,125)
              (Decrease) increase in accrued expenses and other
                 current liabilities                                                380,924       (3,952,913)
              Increase in income taxes payable                                    1,092,648          456,843
                                                                               ------------      -----------
                    Net cash provided by (used in)
                      operating activities                                        3,539,500       (4,636,683)
                                                                               ------------      -----------
Cash flows used in investing activities:
    Acquisitions of property and equipment                                          (95,673)         (28,481)
    Acquisition of assets of Adrienne Vittadini, Inc.
       net of cash acquired (note 3)                                                 --          (17,804,994)
                                                                               ------------      -----------
                    Net cash used in investing activities                           (95,673)     (17,833,475)
                                                                               ------------      -----------
Cash flows from financing activities:
    Borrowings from banks, net                                                       --            3,767,397
    Proceeds from issuance of common stock                                           --               33,150
    Other                                                                            (2,563)          (2,895)
                                                                               ------------      -----------
                    Net cash provided by (used in)
                      financing activities                                           (2,563)       3,797,652
                                                                               ------------      -----------
Net increase (decrease) in cash and cash equivalents                              3,441,264      (18,672,506)
Cash and cash equivalents at beginning of period                                 10,832,472       20,512,918
                                                                               ------------      -----------
Cash and cash equivalents at end of period                                     $ 14,273,736     $  1,840,412
                                                                               ============      ===========
Cash paid during the period for:
    Income taxes                                                               $    506,138     $    888,459
                                                                               ============      ===========

    Interest                                                                   $      1,074     $    208,644
                                                                               ============      ===========





See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION AND REORGANIZATION

     The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated (the "Company") and its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

     The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

     In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of
operations and cash flows for the interim periods presented.   The results of
operations for the three months ended March 31, 1995 and 1996 are not necessarily indicative of the operating results to be expected for a full year.

(2)  INVENTORIES

     Inventories at December 31, 1995 and March 31, 1996 consist of the following:

                                                                                   1995             1996
                                                                                   ----             ----
           Piece goods                                                          $ 2,624,956      $ 2,676,544
           Work in process                                                        1,528,643        1,551,137
           Finished goods                                                         5,171,624        5,061,124
                                                                                  ---------        ---------
                                                                                $ 9,325,223      $ 9,288,805
                                                                                  =========        =========

(3)  ACQUISITION OF ADRIENNE VITTADINI, INC.

     On January 18, 1996, the Company acquired, through a newly formed subsidiary, Adrienne Vittadini Enterprises, Inc. ("AVE"), substantially all of the assets and assumed certain liabilities of Adrienne Vittadini, Inc. ("AVI") and acquired the trademarks of Vittadini, Ltd., which relate to the business and operations of AVI for cash in the aggregate of $18,830,000 and 147,679 shares of the Company's common stock valued at $2,500,000. Additional consideration may be paid to AVI by the Company based upon profitability achieved by AVE in 1998 and 2000, up to a maximum additional purchase price of $39 million. For the six-year period beginning January 1, 1996, the Company will pay AVI 10% of net royalty and commission income received by AVE plus 10% of net earnings before interest, income taxes and amortization of goodwill of AVE over $3,000,000 per year. In addition, upon retirement of the two majority shareholders of AVI from the Company, AVI will receive, in the aggregate, royalties equal to .825% of net sales of AVE and its trademark licensees for a period ending on the latter of December 31, 2005 or five years after the death of the last such shareholder.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)





     The acquisition occurred on January 18, 1996, but was based on asset values at December 31, 1995. Accordingly, operating results related to the AVI assets acquired commenced on January 1, 1996 and are consolidated with those of the Company from that date forward. The acquisition has been accounted for using the purchase method of accounting. Amounts payable to AVI based on net sales will be charged to earnings annually. Contingent consideration payable based on 1998 and 2000 results of AVE will be considered as part of the purchase price and allocated to goodwill.

     The aggregate initial purchase price for the assets of AVI is as follows:

       Cash paid to AVI                                                                         $ 10,080,000
       Cash used to retire supplier note payable                                                   8,750,000
       Fair value, based on quoted market price,
          of 147,679 shares of the Company's
          common stock issued to AVI                                                               2,500,000
       Liabilities assumed                                                                        11,535,619
       Transaction costs                                                                           1,000,000
                                                                                                  ----------
                 Initial purchase price                                                         $ 33,865,619
                                                                                                  ==========

     The Company funded the cash portion of the initial purchase price with accumulated cash reserves.

     The initial purchase price was allocated to the assets acquired based on their fair value as follows:

       Cash                                                                                     $  1,025,006
       Accounts receivable                                                                         1,250,361
       Inventory                                                                                   2,495,382
       Prepaid expenses and other current assets                                                     862,947
       Property and equipment                                                                        649,016
       Goodwill and other intangible assets                                                       26,695,995
       Other assets                                                                                  886,912
                                                                                                  ----------
                 Initial purchase price                                                         $ 33,865,619
                                                                                                  ==========

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)





     Pro forma consolidated net sales, net earnings and earnings per share for the three months ended March 31, 1995 assuming the acquisition had occurred on January 1, 1995 are as follows:

       Net sales                                                                              $ 24,540,000
                                                                                                ==========

       Net earnings                                                                           $  1,606,000
                                                                                                ==========

       Earnings per common share                                                              $        .19
                                                                                                ==========

(4)  CREDIT FACILITIES

     The Company has a $20,000,000 line of credit facility with a bank which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facility are secured by the Company's accounts receivable and imported inventory and bear interest at the bank's prime rate. As of March 31, 1996, outstanding commercial letters of credit and loans amounted to $4,426,463 and available borrowings under the facility were $15,573,537.

     In connection with the acquisition of the assets of Adrienne Vittadini, Inc., described in note 3, AVE assumed and retained a credit facility and factoring arrangement whereby AVE assigns and sells substantially all of its trade accounts receivable to a bank, without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. The credit facility provides for the bank, at AVE's request and the bank's discretion, to make advances to AVE, subject to the bank's right to withhold reserves. Such advances amounted to $4,998,434 at March 31, 1996. Advances bear interest at an annual rate equal to the bank's prime rate. Such advances are collateralized by all of AVE's assets and a guarantee of the Company. Amounts outstanding under the factoring arrangement and borrowed under the credit facility cannot exceed $15 million.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     On January 18, 1996, the Company acquired, through a newly formed subsidiary, Adrienne Vittadini Enterprises, Inc. ("AVE"), substantially all of the assets and assumed certain liabilities of Adrienne Vittadini, Inc. ("AVI") and acquired the trademarks of Vittadini, Ltd., which relate to the business and operations of AVI for cash in the aggregate of $18,830,000 and 147,679 shares of the Company's common stock valued at $2,500,000. Additional consideration may be paid to AVI by the Company based upon profitability achieved by AVE in 1998 and 2000, up to a maximum additional purchase price of $39 million. The acquisition occurred on January 18, 1996, but was based on asset values at December 31, 1995. Operating results related to the AVI assets acquired on January 1, 1996 are consolidated with those of the Company from that date forward. Accordingly, results for the three months ended March 31, 1996 are not directly comparable to those for the three months ended March 31, 1995. (See note 3 to consolidated financial statements).

     The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of earnings of the Company for the three months ended March 31, 1995 and 1996.

                                                                                      1995           1996
                                                                                      ----           ----
Net sales                                                                            100.0%         100.0%
                                                                                     -----          -----
Gross profit                                                                          40.0           36.5
Selling, general and administrative expenses                                          22.0           25.1
                                                                                     -----          -----
Operating earnings                                                                    18.0           11.4
Other income, net                                                                      1.4            1.8
Interest income (expense), net                                                         0.8           (0.5)
Provision for income taxes                                                            (8.2)          (4.9)
                                                                                     -----          -----
Net earnings                                                                          12.0%           7.8%
                                                                                     =====          =====

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Net sales. Net sales increased 45.1%, from $19.5 million in 1995 to $28.3 million in 1996. This increase was primarily attributable to sales of AVE, which was acquired in January 1996. Net sales excluding AVE were $19.1 million. The slight decrease is attributable to the timing of spring shipments in 1995 versue 1996 whereby the Company shipped spring 1996 goods earlier.

     Gross Profit. Gross profit increased 32.0%, from $7.8 million in 1995 to $10.3 million in 1996. As a percentage of net sales, gross profit decreased from 40.0% in 1995 to 36.5% in 1996. The decline in the gross profit percentage for the quarter was attributable to increased sales of lower margin merchandise at Flapdoodles and lower margins at Marisa Christina as a result of the poor retail environment.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 65.1%, from $4.3 million in 1995 to $7.1 million in 1996. Selling, general and administrative expenses related to AVE represent $2.6 million of the increase. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 22.0% in 1995 to 25.1% in 1996. This increase is primarily attributable to the AVE's selling general and administrative expenses, which are higher as a percentage of revenues, and the amortization of $334,000 of goodwill recorded in the AVI acquisition.

     Other Income, Net Other income consists of royalty, licensing and copyright infringement income. The increase of $238,000 in 1996 is due principally to AVE, which had net royalty income of approximately $450,000. The three months ended March 31, 1995 and 1996 included copyright infringement income of $222,000 and $27,000, respectively. The timing and amount of future settlements, if any, is not reasonably predicable by management.

     Interest Income (Expense), net. Interest income (expense), net changed from income of $164,000 in 1995 to expense of $142,000 in 1996 as a result of the less cash available due to the AVI acquisition as well as interest expense related to bank loans.

     Income Taxes. Income taxes decreased from $1.6 million in 1995 to $1.4 million in 1996 as the result of lower earnings. The Company effective income tax rate for the three months ended March 31, 1996 was 39%.

SEASONALITY

    The Company's business is seasonal, with a substantial portion of its revenues and earnings accruing during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for these garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from Holiday and Fall, the Company's largest seasons, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, are all shipped primarily in the first two quarters. Sales volume is typically the lowest in the second quarter with shipments for the Fall season beginning in the last days of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The AVI acquisition was funded with approximately $17 million existing cash resources of the Company. In addition the Company has a $20,000,000 credit facility with a bank and AVE has a credit facility and factoring arrangement with a bank based upon a formula amount not to exceed $15,000,000.

     The Company's $20,000,000 line of credit facility with a bank may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facility are secured by the Company's accounts receivable and imported inventory and bear interest at the bank's prime rate. As of March 31, 1996, outstanding commercial letters of credit and loans amounted to $4,426,463 and available borrowings under the facility were $15,573,537.

     During 1996, the Company has planned capital expenditures of approximately $1,000,000, primarily to upgrade computer systems. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facility. Capital expenditures during the three months ended March 31, 1996 were approximately $28,000.

     The Company believes that funds generated by operations, if any, and the bank credit facilities will provide financial resources sufficient to meet all of its foreseeable working capital and letter of credit requirements.

EXCHANGE RATES

     Although it is Company's policy to contract for the purchase of imported merchandise in United States dollars, reductions in the value of the dollar could result in Company paying higher prices for its products. During the last three fiscal years, however, currency fluctuations have not had an impact on the Company's cost of merchandise. The Company does not engage in hedging activities with respect to such exchange rate risk.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.1 - Financial Data Schedule.

Reports on Form 8-K - On April 15, 1996, the Company filed Amendment No. 1 to Form 8-K/A dated January 18, 1996 providing pro forma and audited financial information required with respect to the acquisition of Adrienne Vittadini, Inc.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 10, 1996                      /s/   S. E. Melvin Hecht
       ------------------------          ---------------------------------------
                                         S. E. Melvin Hecht
                                         Chief Financial Officer and Treasurer

                                EXHIBIT INDEX


                    Exhibit 27.1 - Financial Data Schedule