Form 10-Q
period 1996-06-30
MARISA CHRISTINA INC
filed 1996-08-13
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended             June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:                          0-24176



                         Marisa Christina, Incorporated
             (Exact name of registrant as specified in its charter)




Delaware                                                   11-3216809
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



415 Second Avenue New Hyde Park, New York                  11040
(Address of principal executive offices)                   (Zip Code)



                                 (516) 352-5050
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

     The number of shares outstanding of the Company's Common Stock on July 31, 1996 were 8,384,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX



                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements:

              Consolidated Balance Sheets as of December 31, 1995
                 and June 30, 1996 (Unaudited)                                        2

              Consolidated Statements of Earnings for the Three and Six Months
                 Ended June 30, 1995 and 1996 (Unaudited)                             3

              Consolidated Statement of Stockholders' Equity for the Six Months
                 Ended June 30, 1996 (Unaudited)                                      4

              Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 1995 and 1996 (Unaudited)                             5

              Notes to Consolidated Financial Statements (Unaudited)                  6

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                  9


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                      13
Item 5.       Other Matters
Item 6.       Exhibits and Reports on Form 8-K                                       13


SIGNATURES                                                                           14

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                             DECEMBER 31,    JUNE 30,
     ASSETS                                                    1995 (1)        1996
                                                               --------        ----
Current assets:
     Cash and cash equivalents                               $20,512,918   $ 1,054,082
     Accounts receivable, less allowance for doubtful
        accounts of $136,199 in 1995 and $111,820
        in 1996                                               12,055,079    11,334,982
     Inventories                                               9,325,223    10,461,592
     Prepaid income taxes                                           --       1,021,500
     Prepaid expenses and other current assets                 1,553,225     4,033,199
                                                             -----------   -----------
               Total current assets                           43,446,445    27,905,355
Property and equipment, net                                    2,181,767     2,789,474
Goodwill, less accumulated amortization of $990,473
     in 1995 and $1,887,544 in 1996                            8,038,798    33,837,721
Other assets                                                     342,429     1,253,660
                                                             -----------   -----------
               Total assets                                  $54,009,439   $65,786,210
                                                             ===========   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable to banks                                  $      --     $ 6,949,798
     Accounts payable                                          5,504,140     5,259,915
     Income taxes payable                                        757,101          --
     Accrued expenses and other current liabilities            1,397,335     2,030,155
                                                             -----------   -----------
               Total current liabilities                       7,658,576    14,239,868
Other liabilities                                                128,000       128,000
                                                             -----------   -----------
               Total liabilities                               7,786,576    14,367,868
                                                             -----------   -----------
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized, none issued                                     --            --
     Common stock, $.01 par value; 15,000,000 shares
        authorized, 8,434,250 shares in 1995 and 8,586,769
        in 1996 issued and outstanding                            84,343        85,868
     Additional paid-in capital                               29,084,978    31,653,186
     Retained earnings                                        17,036,930    19,662,676
     Cumulative translation adjustment                            16,612        16,612
                                                             -----------   -----------
               Total stockholders' equity                     46,222,863    51,418,342
                                                             -----------   -----------
               Total liabilities and stockholders' equity    $54,009,439   $65,786,210
                                                             ===========   ===========

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1995.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1995 AND 1996
                                   (UNAUDITED)

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                      ---------------------------    ---------------------------
                                           1995           1996            1995           1996
                                           ----           ----            ----           ----
Net sales                             $ 11,547,500   $ 21,386,789    $ 31,027,956   $ 49,648,695
Cost of goods sold                       7,273,536     14,109,519      18,955,518     32,056,910
                                      ------------   ------------    ------------   ------------
        Gross profit                     4,273,964      7,277,270      12,072,438     17,591,785
Selling, general and administrative
     expenses                            3,979,157      6,810,841       8,280,584     13,901,388
                                      ------------   ------------    ------------   ------------
        Operating earnings                 294,807        466,429       3,791,854      3,690,397
Other income, net                          308,715        399,553         589,646        918,316
Interest income (expense), net             209,981       (214,148)        374,386       (356,152)
                                      ------------   ------------    ------------   ------------
        Earnings before provision
           for income taxes                813,503        651,834       4,755,886      4,252,561
Provision for income taxes                 280,905        224,331       1,884,402      1,626,815
                                      ------------   ------------    ------------   ------------
Net earnings                          $    532,598   $    427,503    $  2,871,484   $  2,625,746
                                      ============   ============    ============   ============

Weighted average shares
     outstanding                         8,434,000      8,586,058       8,434,000      8,584,050
                                      ============   ============    ============   ============
Earnings per share                    $        .06   $        .05    $        .34   $        .31
                                      ============   ============    ============   ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



                                    COMMON STOCK        ADDITIONAL                  CUMULATIVE
                                 -------------------      PAID-IN      RETAINED     TRANSLATION
                                 SHARES       AMOUNT      CAPITAL      EARNINGS     ADJUSTMENT       TOTAL
                                 ------       ------      -------      --------     ----------       -----
Balance at December 31,
     1995                       8,434,250   $  84,343   $29,084,978   $17,036,930   $   16,612    $46,222,863

Issuance of common
     stock in acquisition
     of Adrienne Vittadini,
     Inc.                         147,679       1,477     2,498,523          --            --       2,500,000

Proceeds from exercise
     of stock options               4,840          48        62,872          --            --          62,920

Other                                --          --           6,813          --            --           6,813

Net earnings for the six
     months ended
     June 30, 1996                   --          --            --       2,625,746          --       2,625,746
                                ---------   ---------   -----------   -----------   ----------    -----------
Balance at June 30,
     1996                       8,586,769   $  85,868   $31,653,186   $19,662,676   $   16,612    $51,418,342
                                =========   =========   ===========   ===========   ==========    ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)

                                                                          1995            1996
                                                                          ----            ----
Cash flows from operating activities:
     Net earnings                                                    $  2,871,484    $  2,625,746
     Adjustments to reconcile net earnings to net cash
        used by operating activities:
           Depreciation and amortization                                  410,463       1,268,499
           Provision for doubtful accounts                                 42,025         160,037
           Changes in assets and liabilities:
               (Increase) decrease in accounts receivable              (2,155,441)      1,810,421
               (Increase) decrease in inventories                        (988,286)      1,359,013
               Increase in prepaid expenses and other current
                  assets                                                 (297,588)     (1,617,027)
               Increase in prepaid income taxes                        (1,040,867)     (1,021,500)
               (Increase) decrease in other assets                         34,811         (24,319)
               Increase (decrease) in accounts payable                    601,590      (3,537,571)
               Increase (decrease) in accrued expenses and
                  other current liabilities                               176,404      (4,373,534)
               (Decrease) in income taxes payable                            --          (757,101)
                                                                     ------------    ------------
               Net cash used by operating activities                     (345,405)     (4,107,336)
                                                                     ------------    ------------
Cash flows used in investing activities:
     Acquisitions of property and equipment                              (266,676)       (330,118)
     Acquisition of Adrienne Vittadini, Inc. net of cash
        acquired (note 3)                                                    --       (17,804,994)
                                                                     ------------    ------------
               Net cash used in investing activities                     (266,676)    (18,135,112)
                                                                     ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                  --            62,920
     Borrowings from banks, net                                              --         2,718,761
     Other                                                                 (7,204)          1,931
                                                                     ------------    ------------
               Net cash provided by (used in) financing activities         (7,204)      2,783,612
                                                                     ------------    ------------
Net decrease in cash                                                     (619,285)    (19,458,836)
Cash at beginning of period                                            10,832,472      20,512,918
                                                                     ------------    ------------
Cash at end of period                                                $ 10,213,187    $  1,054,082
                                                                     ============    ============
Cash paid during the period for:
     Income taxes                                                    $  3,065,738    $  3,338,058
                                                                     ============    ============

     Interest                                                        $      1,074    $    423,964
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)


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

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended June 30, 1995 and 1996 are not necessarily indicative of the operating results to be expected for a full year.

(2)   INVENTORIES

      Inventories at December 31, 1995 and June 30, 1996 consist of the following:

                                                   1995                  1996
                                                   ----                  ----
      Piece goods                              $ 2,624,956           $ 3,330,745
      Work in process                            1,528,643             1,366,426
      Finished goods                             5,171,624             5,764,421
                                               -----------           -----------
                                               $ 9,325,223           $10,461,592
                                               ===========           ===========

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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)


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

      The aggregate initial purchase price for the assets of AVI is as follows:

Cash paid to AVI                                                     $10,080,000
Cash used to retire supplier note payable                              8,750,000
Fair value, based on quoted market price,
   of 147,679 shares of the Company's
   common stock issued to AVI                                          2,500,000
Liabilities assumed                                                   11,535,619
Transaction costs                                                      1,000,000
                                                                     -----------
          Initial purchase price                                     $33,865,619
                                                                     ===========

      The Company funded the cash portion of the initial purchase price with accumulated cash reserves.

      The initial purchase price was allocated to the assets acquired based on their fair value as follows:

Cash                                                                 $ 1,025,006
Accounts receivable                                                    1,250,361
Inventory                                                              2,495,382
Prepaid expenses and other current assets                                862,947
Property and equipment                                                   649,016
Goodwill and other intangible assets                                  26,695,995
Other assets                                                             886,912
                                                                     -----------
          Initial purchase price                                     $33,865,619
                                                                     ===========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)


      Pro forma consolidated net sales, net earnings (loss) and earnings (loss) per share for the three and six months ended June 30, 1995 assuming the acquisition had occurred on January 1, 1995 are as follows:

                                              Three months ended   Six months ended
                                                 June 30, 1995       June 30, 1995
                                                 -------------       -------------
Net sales                                         $16,019,000        $40,559,000
                                                  ===========        ===========

Net earnings (loss)                               $  (495,000)       $ 1,111,000
                                                  ===========        ===========

Earnings (loss) per common share                  $      (.06)       $       .13
                                                  ===========        ===========

(4)   CREDIT FACILITIES

      The Company has a $20,000,000 line of credit facility with a bank which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facility are secured by the Company's accounts receivable and imported inventory and bear interest at the bank's prime rate. As of June 30, 1996, outstanding commercial letters of credit and loans amounted to $5,451,424 and available borrowings under the facility were $14,548,576.

      In connection with the acquisition of the assets of Adrienne Vittadini, Inc., described in note 3, AVE assumed and retained a credit facility and factoring arrangement whereby AVE assigns and sells substantially all of its trade accounts receivable to a bank, without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. The credit facility provides for the bank, at AVE's request and the bank's discretion, to make advances to AVE, subject to the bank's right to withhold reserves. Such advances and letters of credit amounted to $8,255,310 at June 30, 1996. Advances bear interest at an annual rate equal to the bank's prime rate. Such advances are collateralized by all of AVE's assets and a guarantee of the Company. Amounts outstanding under the factoring arrangement and borrowed under the credit facility cannot exceed $15 million.

(5)   SUBSEQUENT EVENT

      Subsequent to June 30, 1996, the Company acquired 202,000 shares of its common stock for an aggregate purchase price of $1,954,350, which it intends to hold in treasury.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

      On January 18, 1996, the Company acquired, through a newly formed subsidiary, Adrienne Vittadini Enterprises, Inc. ("AVE"), substantially all of the assets and assumed certain liabilities of Adrienne Vittadini, Inc. ("AVI") and acquired the trademarks of Vittadini, Ltd., which relate to the business and operations of AVI for cash in the aggregate of $18,830,000 and 147,679 shares of the Company's common stock valued at $2,500,000. Additional consideration may be paid to AVI by the Company based upon profitability achieved by AVE in 1998 and 2000, up to a maximum additional purchase price of $39 million. The acquisition occurred on January 18, 1996, but was based on asset values at December 31, 1995. Operating results related to the AVI assets acquired on January 1, 1996 are consolidated with those of the Company from that date forward. Accordingly, results for the three and six months ended June 30, 1996 are not directly comparable to those for the three and six months ended June 30, 1995. (See note 3 to consolidated financial statements).

      In a press release dated July 10, 1996, the Company noted that it has revised its outlook for the remainder of the year due to difficult market conditions, which have affected both the sales and margins of the Marisa Christina Apparel Division.

      The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of earnings of the Company for the three and six months periods ended June 30, 1995 and 1996.

                                                  Three Months         Six Months
                                                     Ended               Ended
                                                    June 30,            June 30,
                                                 ---------------     --------------
                                                 1995      1996      1995      1996
                                                 ----      ----      ----      ----
Net sales                                        100.0%    100.0%    100.0%    100.0%
                                                 -----     -----     -----     -----
Gross profit                                      37.0      34.0      38.9      35.4
Selling, general and administrative expenses      34.5      31.8      26.7      28.0
                                                 -----     -----     -----     -----
Operating earnings                                 2.5       2.2      12.2       7.4
Other income, net                                  2.7       1.9       1.9       1.9
Interest income (expense), net                     1.8      (1.0)      1.2       (.7)
Provision for income taxes                        (2.4)     (1.1)     (6.1)     (3.3)
                                                 -----     -----     -----     -----
Pro forma net earnings                             4.6%      2.0%      9.2%      5.3%
                                                 =====     =====     =====     =====

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

      Net sales. Net sales increased 86%, from $11.5 million in 1995 to $21.4 million in 1996. This increase was primarily attributable to $13.5 million of sales by AVE, which was acquired in January 1996. Sales by Marisa Christina declined in the quarter principally due to the timing of shipment between the first and second quarter and a poor retail environment. This decline was offset by increased sales by Flapdoodles primary as the result of new private label accounts.

      Gross Profit. Gross profit increased 69.8%, from $4.3 million in 1995 to $7.3 million in 1996. As a percentage of net sales, gross profit decreased from 37.0% in 1995 to 34.0% in 1996. The decline in the gross profit percentage for the quarter was attributable to increased sales of lower margin merchandise at Flapdoodles and lower margins due to markdowns at Marisa Christina as a result of the poor retail environment.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased 70.0%, from $4.0 million in 1995 to $6.8 million in 1996. Selling, general and administrative expenses related to AVE represent $2.7 million of the increase. As a percentage of net sales of the Company, selling, general and administrative expenses decreased from 34.5% in 1995 to 31.8% in 1996 due to the increased volume of sales without a corresponding increase in administrative expenses.

      Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. Other income increased by $91,000 in 1996 compared to 1995 as the result of AVE which had royalty income of $292,000. This more than offset the Company's decline in copyright infringement income. During the three months ended June 30, 1996 the Company had copyright infringement income of $13,000 compared to $237,000 in 1995. The timing and amount of income from copyright infringements, if any, is not reasonably predicable by management.

      Interest Income (Expense), net. Interest income (expense), net changed from income of $210,000 in 1995 to expense of $214,000 in 1996 as a result of less cash available to invest due to the AVI acquisition as well as interest expense related to bank loans.

      Income Taxes. Income taxes decreased from $281,000 in 1995 to $224,000 in 1996 as the result of lower earnings. The Company effective income tax rate for the three months ended June 30, 1996 was 34.4% compared to 34.5% during the same period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

      Net Sales. Net sales increased 60.0%, from $31.0 million in 1995 to $49.6 million in 1996. This increase was primarily attributable to sales by AVE of $17.0 million, which was acquired in January 1996. Net sales excluding AVE were $32.6 million. An increase in sales by Flapdoodles primarily attributable to increased the sales of private label products, more than offset a sales decline by Marisa Christina.

      Gross Profit. Gross profit increased 45.5%, from $12.1 million in 1995 to $35.4 million in 1996. As a percentage of net sales, gross profit decreased from 38.9% in 1995 to 35.4% in 1996. The decline in the gross profit percentage was attributable to increased sales of lower margin merchandise at Flapdoodles and lower margins due to markdowns at Marisa Christina as a result of the poor retail environment.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased 67.5%, from $8.3 million in 1996 to $13.9 million in 1996. Selling, general and administrative expenses related to AVE represent $5.2 million of the increase. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 26.7% in 1995 to 28.0% in 1996. This increase is primarily attributable to the amortization of $667,000 of goodwill recorded in the AVI acquisition.

      Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. Other income increased by $329,000 in 1996, compared to 1995 as the result of AVE which had $748,000 of royalty income. This more than offset the Company's decline in copyright infringement income. During the six months ended June 30, 1996 and 1995, the Company received $40,000 and $459,000, respectively from settlements of copyright infringement cases. The timing and amount of future settlements, if any, are not predictable by management.

      Interest Income (Expense), net. Interest income (expense), net changed from income of $374,000 in 1995 to expense of $356,000 in 1996 as the result of less cash available to invest due to the AVI acquisition as well as interest expenses related to bank loans.

      Income Taxes. Income taxes decreased from $1.9 million in 1995 to $1.7 million in 1996 as the result of lower earnings. The Company's effective income tax rate for the six months ended June 30, 1996 was 38.3% compared to 39.6% during the same period in 1995.

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

      The Company's $20,000,000 line of credit facility with a bank may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facility are secured by the Company's accounts receivable and imported inventory and bear interest at the bank's prime rate. As of June 30, 1996, outstanding commercial letters of credit and loans amounted to $5,451,424 and available borrowings under the facility were $14,548,576.

      During 1996, the Company has planned capital expenditures of approximately $1,000,000, primarily to upgrade computer systems. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facility. Capital expenditures during the six months ended June 30, 1996 were approximately $330,000.

      The Company believes that funds generated by operations, if any, and the bank credit facilities will provide financial resources sufficient to meet all of its foreseeable working capital and letter of credit requirements.

EXCHANGE RATES

      Although it is the Company's policy to contract for the purchase of imported merchandise in United States dollars, reductions in the value of the dollar could result in Company paying higher prices for its products. During the last three fiscal years, however, currency fluctuations have not had an impact on the Company's cost of merchandise. The Company does not engage in hedging activities with respect to such exchange rate risk.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

ITEM 5.  OTHER MATTERS

Except for historical information contained herein, the statements in this release are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins. Those and other risks are described in the Company's filings with the Securities and Exchange Commission (SEC), copies of which are available from the SEC or may be obtained upon request from the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule.

Exhibit 28 Press release dated July 10, 1996.

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date: August 12, 1996                /s/   S. E. Melvin Hecht
      -----------------------        -------------------------------------
                                     S. E. Melvin Hecht
                                     Chief Financial Officer and Treasurer

EXHIBIT INDEX


Exhibit No.                     Description
- ----------                      -----------
EX-28                           Press Release
EX-27                           Financial Data Schedule