Form 10-Q
period 1996-09-30
MARISA CHRISTINA INC
filed 1996-11-12
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended September 30, 1996

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

                                 (516) 352-5050
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     The number of shares outstanding of the Company's Common Stock on October 31, 1996 were 8,384,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX



                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of December 31, 1995
            and September 30, 1996 (Unaudited)                                           2

         Consolidated Statements of Earnings for the Three and Nine Months
            Ended September 30, 1995 and 1996 (Unaudited)                                3

         Consolidated Statement of Stockholders' Equity for the Nine Months
            Ended September 30, 1996 (Unaudited)                                         4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1995 and 1996 (Unaudited)                                5

         Notes to Consolidated Financial Statements (Unaudited)                          6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          9

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                                              13

Item 6.   Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                               14

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 DECEMBER 31,     SEPTEMBER 30,
                                                                    1995(1)            1996
                                                                    ----               ----
          ASSETS
Current assets:
     Cash and cash equivalents                                   $20,512,918       $ 1,442,525
     Accounts receivable, less allowance for doubtful
        accounts of $136,199 in 1995 and $220,272 in 1996         12,055,079        13,219,276
     Inventories                                                   9,325,223        11,822,328
     Prepaid expenses and other current assets                     1,553,225         4,347,556
                                                                 -----------       -----------
               Total current assets                               43,446,445        30,831,685
Property and equipment, net                                        2,181,767         2,729,336
Goodwill, less accumulated amortization of $990,473
     in 1995 and $2,336,080 in 1996                                8,038,798        33,389,186
Other assets                                                         342,429         1,173,635
                                                                 -----------       -----------
               Total assets                                      $54,009,439       $68,123,842
                                                                 ===========       ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable to banks                                      $        --       $ 6,000,000
     Accounts payable                                              5,504,140         7,380,007
     Income taxes payable                                            757,101           260,155
     Accrued expenses and other current liabilities                1,397,335         2,791,159
                                                                 -----------       -----------
               Total current liabilities                           7,658,576        16,431,321
Other liabilities                                                    128,000           128,000
                                                                 -----------       -----------
               Total liabilities                                   7,786,576        16,559,321
                                                                 -----------       -----------
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized, none issued                                           --                --
     Common stock, $.01 par value; 15,000,000 shares
        authorized, 8,434,250 shares in 1995 and 8,586,769
        in 1996 issued                                                84,343            85,868
     Additional paid-in capital                                   29,084,978        31,653,186
     Retained earnings                                            17,036,930        21,763,205
     Cumulative translation adjustment                                16,612            16,612
     Less: Treasury stock, 202,000 shares of common
        stock, at cost                                                    --        (1,954,350)
                                                                 -----------       -----------
               Total stockholders' equity                         46,222,863        51,564,521
                                                                 -----------       -----------
               Total liabilities and stockholders' equity        $54,009,439       $68,123,842
                                                                 ===========       ===========

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1995.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                          -----------------------------        -----------------------------
                                             1995              1996               1995              1996
                                             ----              ----               ----              ----
Net sales                                 $30,219,677       $33,148,541        $61,247,633       $82,797,236
Cost of goods sold                         17,819,742        21,524,340         36,775,260        53,581,250
                                          -----------       -----------        -----------       -----------
        Gross profit                       12,399,935        11,624,201         24,472,373        29,215,986
Selling, general and administrative
     expenses                               5,927,012         8,650,426         14,207,596        22,551,814
                                          -----------       -----------        -----------       -----------
        Operating earnings                  6,472,923         2,973,775         10,264,777         6,664,172
Other income, net                              34,796           803,931            624,442         1,722,247
Interest income (expense), net                128,202          (288,836)           502,588          (644,988)
                                          -----------       -----------        -----------       -----------
        Earnings before provision
           for income taxes                 6,635,921         3,488,870         11,391,807         7,741,431
Provision for income taxes                  2,577,949         1,388,341          4,462,351         3,015,156
                                          -----------       -----------        -----------       -----------
Net earnings                              $ 4,057,972       $ 2,100,529        $ 6,929,456       $ 4,726,275
                                          ===========       ===========        ===========       ===========
Weighted average shares
     outstanding                            8,434,100         8,422,128          8,434,033         8,530,076
                                          ===========       ===========        ===========       ===========
Earnings per share                        $       .48       $       .25        $       .82       $       .55
                                          ===========       ===========        ===========       ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                             ADDITIONAL                 CUMULATIVE
                                   COMMON STOCK               PAID-IN       RETAINED    TRANSLATION     TREASURY
                                SHARES       AMOUNT           CAPITAL       EARNINGS    ADJUSTMENT        STOCK          TOTAL
                                ------       ------           -------       --------    ----------        -----          -----
Balance at
     December 31,
     1995                     8,434,250       $84,343       $29,084,978    $17,036,930    $16,612     $        --     $ 46,222,863
Issuance of
     common
     stock in
     acquisition
     of Adrienne
     Vittadini, Inc.            147,679         1,477         2,498,523             --         --              --        2,500,000
Proceeds from
     exercise of
     stock options                4,840            48            62,872             --         --              --           62,920

Other                                --            --             6,813             --         --              --            6,813

Net earnings for
     the nine
     months ended
     September 30,
     1996                            --            --                --      4,726,275         --              --        4,726,275
Purchase of
     treasury stock                  --            --                --             --         --      (1,954,350)      (1,954,350)
                              ---------       -------       -----------    -----------    -------     -----------     ------------
Balance at
     September 30,
     1996                     8,586,769       $85,868       $31,653,186    $21,763,205    $16,612     $(1,954,350)    $ 51,564,521
                              =========       =======       ===========    ===========    =======     ===========     ============



See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

                                                                        1995                1996
                                                                        ----                ----
Cash flows from operating activities:
     Net earnings                                                   $  6,929,456        $  4,726,275
     Adjustments to reconcile net earnings to net cash
        used by operating activities:
           Depreciation and amortization                                 616,189           1,926,191
           Provision for doubtful accounts                               112,295             265,456
           Changes in assets and liabilities:
               Increase in accounts receivable                       (13,106,886)         (1,729,934)
               Increase in inventories                                  (339,317)             (1,723)
               Increase in prepaid expenses and other current
                  assets                                                (425,900)           (380,742)
               Decrease in other assets                                   67,072              55,706
               Increase (decrease) in accounts payable                 4,027,575          (1,412,597)
               Increase (decrease) in accrued expenses and
                  other current liabilities                              613,589          (3,617,412)
               Increase (decrease) in income taxes payable             1,242,050            (496,946)
                                                                    ------------        ------------
               Net cash used by operating activities                    (263,877)           (665,726)
                                                                    ------------        ------------
Cash flows used in investing activities:
     Acquisitions of property and equipment                             (388,749)           (479,137)
     Acquisition of Adrienne Vittadini, Inc. net of cash
        acquired (note 3)                                                     --         (17,804,994)
                                                                    ------------        ------------
               Net cash used in investing activities                    (388,749)        (18,284,131)
                                                                    ------------        ------------
Cash flows from financing activities:
     Borrowings from banks, net                                               --           1,768,963
     Proceeds from issuance of common stock                                3,250              62,920
     Acquisition of treasury stock                                            --          (1,954,350)
     Other                                                               (10,415)              1,931
                                                                    ------------        ------------
               Net cash used in financing activities                      (7,165)           (120,536)
                                                                    ------------        ------------
Net decrease in cash                                                    (659,791)        (19,070,393)
Cash at beginning of period                                           10,832,472          20,512,918
                                                                    ------------        ------------
Cash at end of period                                               $ 10,172,681        $  1,442,525
                                                                    ============        ============
Cash paid during the period for:
     Income taxes                                                   $  3,204,950        $  3,447,425
                                                                    ============        ============

     Interest                                                       $      1,074        $    716,264
                                                                    ============        ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated (the "Company") and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

      The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 1995 and 1996 are not necessarily indicative of the operating results to be expected for a full year.

(2)   INVENTORIES

      Inventories at September 30, 1995 and 1996 consist of the following:

                                       1995              1996
                                       ----              ----
           Piece goods              $2,868,825       $ 3,209,800
           Work in process           1,031,178         1,246,307
           Finished goods            5,457,293         7,366,221
                                    ----------       -----------
                                    $9,357,296       $11,822,328
                                    ==========       ===========

(3)   ACQUISITION OF ADRIENNE VITTADINI, INC.

      On January 18, 1996, the Company acquired, through a newly formed subsidiary, Adrienne Vittadini Enterprises, Inc. ("AVE"), substantially all of the assets and assumed certain liabilities of Adrienne Vittadini, Inc. ("AVI") and acquired the trademarks of Vittadini, Ltd., which relate to the business and operations of AVI for cash in the aggregate of $18,830,000 and 147,679 shares of the Company's common stock valued at $2,500,000. Additional consideration may be paid to AVI by the Company based upon profitability achieved by AVE in 1998 and 2000, up to a maximum additional purchase price of $39 million. For the six-year period beginning January 1, 1996, the Company will pay AVI 10% of net royalty and commission income received by AVE plus 10% of net earnings before interest, income taxes and amortization of goodwill of AVE over $3,000,000 per year. In addition, upon retirement of the two majority shareholders of AVI from the Company, AVI will receive, in the aggregate, an amount equal to .825% of net sales of AVE and its trademark licensees for a period ending on the latter of December 31, 2005 or five years after the death of the last such shareholder.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)


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
                                                        ===========


                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)


      Pro forma consolidated net sales, net earnings and earnings per share for the three and nine months ended September 30, 1995 assuming the acquisition had occurred on January 1, 1995 are as follows:

                                          Three months ended            Nine months ended
                                          September 30, 1995           September 30, 1995
                                          ------------------           ------------------
             Net sales                       $36,314,000                    $76,872,000
                                             ===========                    ===========

             Net earnings                    $ 3,536,000                    $ 4,647,000
                                             ===========                    ===========

             Earnings per common share       $      0.41                    $      0.54
                                             ===========                    ===========


(4)   CREDIT FACILITIES

      The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the bank's prime rate or LIBOR plus 1% at the Company's options. As of September 30, 1996, $6,000,000 of borrowings and $1,490,172 of commercial letters of credit were outstanding under the credit facilities. At September 30, 1996, available borrowings under the facility were $27,509,828.

      In connection with the acquisition of the assets of Adrienne Vittadini, Inc., described in note 3, AVE assumed and retained a factoring arrangement whereby AVE assigns and sells substantially all of its trade accounts receivable to a bank, without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      On January 18, 1996, the Company acquired, through a newly formed subsidiary, Adrienne Vittadini Enterprises, Inc. ("AVE"), substantially all of the assets and assumed certain liabilities of Adrienne Vittadini, Inc. ("AVI") and acquired the trademarks of Vittadini, Ltd., which relate to the business and operations of AVI for cash in the aggregate of $18,830,000 and 147,679 shares of the Company's common stock valued at $2,500,000. Additional consideration may be paid to AVI by the Company based upon profitability achieved by AVE in 1998 and 2000, up to a maximum additional purchase price of $39 million. The acquisition occurred on January 18, 1996, but was based on asset values at December 31, 1995. Operating results related to the AVI assets acquired on January 1, 1996 are consolidated with those of the Company from that date forward. Accordingly, results for the three and nine months ended September 30, 1996 are not directly comparable to those for the three and nine months ended September 30, 1995. (See note 3 to consolidated financial statements).

      The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of earnings of the Company for the three and nine months periods ended September 30, 1995 and 1996.

                                                         Three Months                 Nine Months
                                                            Ended                        Ended
                                                        September 30,                September 30,
                                                     -------------------         -------------------
                                                     1995           1996         1995           1996
                                                     ----           ----         ----           ----
Net sales                                            100.0%        100.0%        100.0%        100.0%
                                                     -----         -----         -----         -----

Gross profit                                          41.0          35.1          40.0          35.3
Selling, general and administrative expenses          19.6          26.1          23.2          27.2
                                                     -----         -----         -----         -----
Operating earnings                                    21.4           9.0          16.8           8.1
Other income, net                                      0.1           2.4           1.0           2.0
Interest income (expense), net                         0.4          (0.9)           .8          (0.8)
Provision for income taxes                            (8.5)         (4.2)         (7.3)         (3.6)
                                                     -----         -----         -----         -----
Net earnings                                          13.4%          6.3%         11.3%          5.7%
                                                     =====         =====         =====         =====


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

      Net sales. Net sales increased by 9.6% from $30.2 million in 1995 to $33.1 million in 1996. This increase was primarily attributable to $11.8 million of sales by AVE, which was acquired in January 1996, and increased sales by Flapdoodles primarily as the result of new private label accounts. Sales by the Marisa Christina division declined significantly in the quarter principally due to the poor retail environment and lower demand for the Company's fall classic line in 1996.

      Gross Profit. Gross profit decreased 6.5%, from $12.4 million in 1995 to $11.6 million in 1996. As a percentage of net sales, gross profit decreased from 41.0% in 1995 to 35.1% in 1996. The decline in the gross profit percentage for the quarter was attributable to lower margins due to markdowns at Marisa Christina division as a result of the poor retail environment.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 45.8%, from $5.9 million in 1995 to $8.6 million in 1996. Selling, general and administrative expenses related to AVE represent $3.5 million of the increase. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 19.6% in 1995 to 26.1% in 1996 due to the decreased volume of sales without a corresponding decrease in expenses.

      Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. Other income increased by $769,000 in 1996 compared to 1995 as the result of AVE which had net royalty income of $768,000.

      Interest Income (Expense), net. Interest income (expense), net changed from income of $128,000 in 1995 to expense of $289,000 in 1996 as a result of less cash available to invest due to the AVI acquisition as well as interest expense related to bank loans.

      Income Taxes . Income taxes decreased from $2.6 million in 1995 to $1.4 million in 1996 as the result of lower earnings. The Company effective income tax rate for the three months ended September 30, 1996 was 39.8% compared to 38.8% during the same period in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

      Net Sales. Net sales increased 35.3%, from $61.2 million in 1995 to $82.8 million in 1996. This increase was primarily attributable to sales by AVE of $28.9 million, which was acquired in January 1996, and increased sales by Flapdoodles primarily attributable to increased sales of private label products. Sales by the Marisa Christina division declined significantly, principally as a result of the poor retail environment and lower demand for the Company's fall classic line in 1996.

      Gross Profit. Gross profit increased 19.2%, from $24.5 million in 1995 to $29.2 million in 1996. As a percentage of net sales, gross profit decreased from 40.0% in 1995 to 35.3% in 1996. The decline in the gross profit percentage was attributable to lower margins due to markdowns at Marisa Christina division as a result of the poor retail environment.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 59.2%, from $14.2 million in 1995 to $22.6 million in 1996. Selling, general and administrative expenses related to AVE represent $8.8 million of the increase. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 23.2% in 1995 to 27.2% in 1996. This increase is primarily attributable to the amortization of $1.0 million of goodwill recorded in the AVI acquisition and the decreased volume of sales without a corresponding decrease in expenses.

      Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. Other income increased by $1.1 million in 1996, compared to 1995 as the result of AVE which had $1.5 million of royalty income. This more than offset the Company's decline in copyright infringement income. During the nine months ended September 30, 1996 and 1995, the Company received $37,000 and $459,000, respectively from settlements of copyright infringement cases. The timing and amount of future settlements of copyright infringement cases, if any, are not predictable by management.

      During the nine months ended September 30, 1996, AVE's perfume licensee filed for liquidation. Gross income earned from such licensee for the nine months ended September 30, 1996 was approximately $200,000. The Company is presently looking for a new licensee.

      Interest Income (Expense), net. Interest income (expense), net changed from income of $503,000 in 1995 to expense of $645,000 in 1996 as the result of less cash available to invest due to the AVI acquisition as well as interest expenses related to bank loans.

      Income Taxes . Income taxes decreased from $4.5 million in 1995 to $3.0 million in 1996 as the result of lower earnings. The Company's effective income tax rate for the nine months ended September 30, 1996 was 38.9% compared to 39.2% during the same period in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the bank's prime rate or LIBOR plus 1% at the Company's options. As of September 30, 1996, $6,000,000 of borrowings and $1,490,172 of commercial letters of credit were outstanding under the credit facilities. At September 30, 1996, available borrowings under the facility were $27,509,828.

      During 1996, the Company has planned capital expenditures of approximately $1,000,000, primarily to upgrade computer systems. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facility. Capital expenditures during the nine months ended September 30, 1996 were approximately $479,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

4.6 Credit agreement dated August 21, 1996 by and among the Company, Marisa Christina Apparel, Inc., Flapdoodles, Inc., Adrienne Vittadini Enterprises, Inc. and The Chase Manhattan Bank, N.A.

4.7 Credit agreement dated August 29, 1996 by and among the Company, Marisa Christina Apparel, Inc., Flapdoodles, Inc., Adrienne Vittadini Enterprises, Inc. and The Bank of New York.


27      Financial Data Schedule.

Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1996                /s/ S. E. Melvin Hecht
                                        -------------------------------------
                                        S. E. Melvin Hecht
                                        Chief Financial Officer and Treasurer