Form 10-K
period 1996-12-31
MARISA CHRISTINA INC
filed 1997-03-25
CIK 923149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         Commission File Number 0-24176
                         MARISA CHRISTINA, INCORPORATED
             (Exact name of Registrant as specified in its charter)

          Delaware                                      11-3216809
-----------------------------                ---------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

415 Second Avenue, New Hyde Park, New York                  11040
------------------------------------------                  -----
(Address of principal executive offices)                    (Zip Code)
Registrant's telephone number, including area code:         (516) 352-5050
                                                            --------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par
                                                             Value $0.01 Per
                                                             Share (the "Common
                                                             Stock")

Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]

As of March 12, 1997, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $46 million based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 12, 1997. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

          Class                                  Outstanding at March 12, 1997
          -----                                  -----------------------------
Common stock, par value $0.01 per share                8,384,769 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----

Part I
------
Item 1.       Business.......................................................................................1

Item 2.       Properties.....................................................................................8

Item 3.       Legal Proceedings..............................................................................9

Item 4.       Submission of Matters to a Vote of Security Holders............................................9

    --        Executive Officers of Registrant...............................................................9

Part II
-------

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters...................................................................11

Item 6.       Selected Financial Data.......................................................................12

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................................13

Item 8.       Financial Statements and Supplementary Data...................................................17

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure........................................................37

Part III
--------

Item 10.      Directors and Executive Officers of Registrant ...............................................38

Item 11.      Executive Compensation .......................................................................38

Item 12.      Security Ownership of Certain Beneficial Owners and Management ...............................38

Item 13.      Certain Relationships and Related Transactions ...............................................38

Part IV
-------

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................39

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        Marisa Christina, Incorporated (the "Company") designs, manufactures, sources and markets a broad line of high quality "better" clothing for women under the Marisa Christina(TM) and Adrienne Vittadini(TM) labels and for children under the Flapdoodles(TM) label.

        Founded in 1971, the Company had several ownership changes prior to its public offering in 1994. The Company acquired Flapdoodles in 1993 and Adrienne Vittadini in 1996.

        The Company's business strategy is to: (i) offer distinctive products that reflect consumer preferences, (ii) introduce new products, (iii) expand distribution through new and existing channels, (iv) minimize inventory risk,
(v) emphasize customer service, and (vi) add product lines through selective acquisitions. Consistent with this strategy, on January 18, 1996, the Company acquired, through a newly formed subsidiary, Adrienne Vittadini Enterprises, Inc.("AVE"), substantially all of the assets and assumed certain liabilities of Adrienne Vittadini, Inc. ("AVI") and acquired the trademarks of Vittadini, Ltd., which relate to the business and operations of AVI.

        Adrienne Vittadini is a recognized designer of high-end women's knitwear apparel and other products including home furnishings and footwear. AVE will design, manufacture and market the Adrienne Vittadini knitwear apparel product line and will license the Adrienne Vittadini brand name for other products where appropriate.

PRINCIPAL PRODUCTS LINES

       Marisa Christina

       Marisa Christina is best known for its high quality sweaters characterized by classic, timeless styling, unique details, exciting yarns and textures, and special occasion designs. Marisa Christina's product line also includes a selection of other "classic look" garments encompassing knitted and casual sportswear and complementary pieces such as skirts, slacks and jackets, many of which are also produced in petite and large sizes. Suggested retail prices for Marisa Christina products range from $100.00 to $150.00 for a sweater, $60.00 to $90.00 for a specialty T-shirt and $78.00 to $110.00 for a woven skirt or pants.

       Marisa Christina offers four "lines" per year. Each offering covers the delivery corresponding to a calendar quarter. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each line consists of approximately 150 different styles organized into twelve to eighteen groupings. These are marketed under four primary labels: Marisa Christina (Classics), Marisa Canvas, Marisa Studio and Lisa Nichols. In addition the Company offers special sizes, which embrace both petite and large sizes, as well as private label and exclusive merchandise.

       In each selling season, Marisa Christina also offers a selection of complementry blouses, skirts, pants and jackets, which when combined with sweaters, creates complete outfits. The Company estimates that approximately 90% of Marisa Christina customers order complementry pieces, and it is Marisa Christina's policy to ship these orders as a group so that it can create a single, unified display of merchandise. In addition certain designs and colors are designated as exclusive merchandise for customers seeking to differentiate themselves from other retailers by creating broad identity and signature looks.

       Adrienne Vittadini

       Adrienne Vittadini sportswear appeals to a wide range of women who look to the designer for more of a casual expression that goes beyond basics to encompass stylish and flattering designs. As the casual lifestyle gains momentum the Adrienne Vittadini customer base is spreading out to include young women in their middle thirties upwards to more mature women in their sixties.

       The Company has recently repositioned its product lines into two divisions: the Adrienne Vittadini bridge collection and the Vittadini better-priced line. The bridge collection reflects casual career dressing, athletic-inspired knits as well as sweaters in novelty yarn, stitches and textures. Vittadini, previously AV Options, is a knitwear-driven, better priced line that includes weekend and weekday dressing alternatives. Relaunched for Fall 1997 it will include many of the fashion looks that consumers have come to expect from designer, Adrienne Vittadini, combined with high quality and competitive pricing.

       Adrienne Vittadini has established herself as a "lifestyle designer" and has built a label that is not just about product but about taste level. This has led to various licensing agreements that include swimwear, eyewear, footwear, scarves and home furnishings, among others.

       Flapdoodles

       Flapdoodles offers casual yet fashionable clothing for children featuring vibrant colors, all- natural fabrics, unique prints and textile designs. Flapdoodles products consist of infants' and children's sportswear in sizes six months through size 14, swimwear, outerwear and accessories. Five seasons per year are offered and there are deliveries of new style groupings every 30-45 days to ensure a fresh flow of merchandise to Flapdoodles' accounts. Retail prices range from $10-$50 for sportswear, $15-$35 for swimwear, $50-$100 for outerwear and $4-$20 for accessories.

       Within each seasonal offering, the Flapdoodles line consists of between approximately six and fifteen fashion groups basic styles. Fashion groups, usually consisting of four to eight styles per group, may be based on special seasonal fabrics, such as novelty knits, yarn-dyed knits and wovens, or jacquards, or based around a specific print theme. These fresh, original print and textile designs are custom developed by Flapdoodles' design staff and then produced according to its specifications.

       Basics are core styles, such as leggings, turtlenecks, T-shirts, sweatshirts and sweat pants, that are made primarily from Flapdoodles key fabrics, including jersey, rib, fleece and French terry. Because these styles are considered less seasonal, customers tend to maintain inventories of these garments throughout the year. Accordingly, Flapdoodles maintains an inventory of Basics in order to fill customer orders and reorders quickly.

DESIGN, PRODUCTION AND RAW MATERIALS

       Each of the Company's product lines has its own design team which is responsible for the creation of new and original designs for that product line. The Company believes that its ability to create fresh and original designs while maintaining the "look" of each of its product lines is one of the most important factors to its success.

       Marisa Christina has a staff of twelve designers and merchandisers located in New York City and five merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for one label and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers with expertise in the new product area. Designers are selected on their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology.

       The design staff constantly monitors emerging trends in fashions and popular culture and travels to Europe during the year in order to stay abreast of new designs and trends. The Company also subscribes to design services that summarize fashion trends worldwide. The design process generally requires ten to twelve weeks from the initial concept stage to completion of sample garments for a seasonal offering. The process begins with concept boards, developed by Marisa Christina's design staff, showing style and color ideas. After review by senior executives and sales staff, certain concept boards are selected for further development. From these selections, new boards are created showing detailed designs for garments and, after further review, drawings are selected to be produced as proto-samples. Marisa Christina's merchandisers in Hong Kong work together with manufacturers in executing and correcting all proto-samples. Proto-samples are reviewed by the design staff, as well as senior executives and sales staff, before final showroom samples are created, which generally requires six to eight weeks.

       Adrienne Vittadini supervises a design and merchandising team of fifteen people. Located in New York City, these artists and designers create the styles and inspiration that culminate in a wide variety of clothing and licensed products. A significant amount of research and world wide travel insure that the latest fashion concepts are reflected in Adrienne's products. The staff is informally divided into three teams. One is responsible for the Adrienne Vittadini bridge collection, another for the Vittadini better line and the third for licensed products. The bridge collection has three offerings per year and the better line opens four times a year.

       Design concepts are integrated with yarn, fabric color and print ideas and sent to a variety of overseas agents and factories where they are produced as prototype samples. These are reviewed in New York, after which corrections are sent abroad and finished sales samples are executed and returned to the New York sales office. This entire process can take up to four months. In addition, the design staff works closely with all licensees to insure that all products bearing the Vittadini name maintain the high quality and fashion sensibility associated with Adrienne Vittadini.

       Flapdoodles' merchandising and design staff of ten people creates all Flapdoodles products. The design team is responsible for all aspects of product development, including fabric research and sourcing, textile and print design, color selection and body and silhouette styling. Flapdoodles selects designers who have the ability to understand and interpret the Flapdoodles concept and a strong appreciation for consumer preferences and market factors. In addition to regularly soliciting feedback from the sales and customer service departments regarding customer and consumer preferences, Flapdoodles designers also stay abreast of fashion and market trends by attending trade shows and subscribing to periodicals and fashion and color forecasting services. This information is then synthesized and incorporated into designs that maintain the unique style of Flapdoodles products.

       To minimize inventory risk, the Company places orders for the production of substantially all Marisa Christina merchandise only upon receipt of customer orders. Flapdoodles' inventory risk is minimized by utilizing the garment-dye process whereby garments are sewn in basic white fabrics and then dyed, allowing Flapdoodles to make commitments to colors later in the selling season after a portion of customer orders have been received.

       Marisa Christina separately negotiates with suppliers for the purchase of all raw materials required for use by its United States contractors, in accordance with its specifications and based on orders taken for the upcoming season. Raw materials required for use by Marisa Christina's foreign-based contractors are procured by the contractors in accordance with Marisa Christina's specifications. Approximately one-quarter of the garments in the Marisa Christina product line consist of hand-knit sweaters that have been knit in The People's Republic of China and assembled in Hong Kong.

       Adrienne Vittadini sources yarn and fabrics from many different countries including Italy, Japan, Portugal, Turkey, Hong Kong, Korea and China. While most raw materials are purchased directly by Vittadini's overseas manufacturers there are instances when the yarn or fabric is purchased directly by Vittadini. In an effort to minimize inventory risk most orders are placed after market weeks (initial sales presentations to customers) when the Adrienne Vittadini sales staff is able to form judgments concerning the strength of various styles and groupings. The majority of Vittadini products are produced in Hong Kong and China.

       The Company's operations with respect to Marisa Christina and Adrienne Vittadini products may be significantly affected by economic, political, governmental and labor conditions in Hong Kong and The People's Republic of China until alternate sources of production could be found.

       Flapdoodles separately negotiates with suppliers for the purchase of required raw materials, in accordance with its specifications. The majority of its products are manufactured in the United States.

       Management of the Company believes raw materials to be readily available and can be provided from a number of alternative suppliers.

SALES AND MARKETING

       Marisa Christina has a direct sales force of 11 full-time salespersons located in the New York showroom who are compensated on a salaried basis. The direct sales force is responsible for Marisa Christina's large department store and specialty store chain accounts. Marisa Christina also has 30 independent sales representatives who market Marisa Christina products to independent specialty stores and boutiques and are compensated on a commission basis. In some cases, these representatives also market products of other non-competing apparel companies that have been approved by the Company. In addition, Marisa Christina has arrangements with independent distributors in Mexico and Canada that sell to various accounts outside the United States on a royalty basis as well as a licensing arrangement in Japan.

       Marisa Christina has a trained staff of four retail sales specialists, located in New York, Dallas, Chicago and Atlanta that support the retail sale of Marisa Christina apparel by educating store personnel about its products, providing feedback from customers and consumers about the product to management and encouraging customers to devote greater selling space to Marisa Christina products. Marisa Christina plans to expand the number of retail sales specialists in upcoming years. In addition, Marisa Christina has a toll-free telephone line for its customers to call for inquiries relating to orders, merchandise and other assistance.

       Adrienne Vittadini's sales offices are headquartered in New York City. A vice-president of sales and 6 account executives work with the division's major department and specialty store accounts. Independent sales representatives service regional specialty stores by traveling to the customer and exhibiting at the major markets in Dallas, Los Angeles, Atlanta and Chicago. In addition, 3 retail specialists work with retailers on product knowledge, implementing in-store shops and special events. A recent special focus on the international market has enlarged Vittadini's presence abroad. Canada, Mexico, Europe and the Pacific Rim are areas presently retailing Adrienne Vittadini products in a meaningful way. Through increased focus and the introduction of licensed products the Company hopes to continue to grow in these markets. National and regional advertising, public relations, in-store shops and personal appearances are some of the methods used to promote the Adrienne Vittadini image.

       Flapdoodles maintains eight corporate sales offices and showrooms in the following markets: New York, Boston, Chicago, Atlanta, Charlotte, Dallas, Los Angeles and San Francisco. In addition to the eleven salespeople who staff the showrooms, eight account representatives located at corporate headquarters in Newark, Delaware provide sales and customer service support. Sales to customers are accomplished at either showrooms, national trade shows, or regional trade shows and market weeks. All sales persons are compensated on a salaried basis with additional bonus compensation based on performance. Flapdoodles also sells to accounts in Canada and Japan through exclusive distributors. In order to promote its products, Flapdoodles uses national trade and consumer magazine advertising, in-store posters, gifts-with-purchases and marketing events such as "Flapdoodles Days" and fashion shows.

TRADEMARKS

       The Company owns all rights, title and interest in all of its trademarks. Marisa Christina's trademarks are registered in the U.S. Patent and Trademark Office and in the following other countries: Australia, Canada, Dominican Republic, Great Britain, Hong Kong, Israel, Italy, Japan, the Philippines, Switzerland, Venezuela and Mexico. Flapdoodles' trademarks are registered in the U.S., Canada and Japan.

       Adrienne Vittadini's trademarks are protected in the U.S., Canada and in the following countries: Algeria, Argentina, Australia, Austria, Bahamas, Bahrain, Benelux, Bermuda, Bolivia, Brazil, British Virgin Islands, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, Ecuador, Egypt, El Salvador, Finland, France, Germany, Greece, Haiti, Honduras, Hong Kong, Hungary, Iceland, India, Indonesia, Iran, Ireland, Israel, Italy, Jamaica, Japan, Jordan, Lebanon, Malaysia, Mauritius, Mexico, Morocco, New Zealand, Nicaragua, Norway, Pakistan, Panama, Paraguay, Peru, Philippines, Portugal, Qatar, Russia, Saint Lucia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Tangiers, Thailand, Trinidad & Tobago, Turkey, United Kingdom, Uruguay, and Venezuela.

       The Company diligently and vigorously protects its original designs against infringement.

SEASONALITY

       The Company's business is seasonal, with a substantial portion of its revenues and earnings accruing during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Holiday collection, the Company's largest selling season and Back-to-School and Fall, the Company's next largest seasons, is shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5 to 10% lower than in the other selling seasons. In 1996, net sales of the Company's products in the first quarter were $28.3 million, $21.4 million in the second quarter, $33.1 million in the third quarter and $32.7 million in the fourth quarter.

CUSTOMERS

       The Company's products are sold in approximately 5,000 individual stores by over 3,000 retailers. Approximately 47% of the Company's 1996 net sales consisted of sales to specialty stores and Special Store chains, including Talbots and Mark Fore & Strike, 48% consisted of sales to department stores, including Dillards, Federated Department Stores, Saks Fifth Avenue, Belk Stores, Neiman Marcus, and Nordstrom. The balance was sold internationally to catalog merchandisers and domestically through seven outlet store locations. In 1996, Dillards, Federated Department Stores and Saks Fifth Avenue, accounted for approximately 9.5%, 5.6% and 5.0%, respectively, of the Company's net sales and were the only customers that accounted for more than 5% of the Company's net sales.

BACKLOG ORDERS

       At February 28, 1997, the Company had unfilled customer orders of approximately $37.0 million compared to $35.6 million at the same date in 1996. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping orders of the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections and returns of orders do not materially reduce the amount of sales realized from its backlog.

COMPETITION

       The sectors of the apparel industry in which the Company competes are intensely competitive. The Company competes with numerous manufacturers, some of which are larger, more diversified and have greater financial and marketing resources than the Company. The Company competes on the basis of quality, design, price and customer service. Management believes that the Company's competitive advantages are its well-established brand names, reputation for customer service and ability to provide consumers with fresh and original designs.

GOVERNMENT REGULATION

       The Company does not expect existing Federal, state and local regulations relating to the workplace and the discharge of materials into the environment to have a material effect on the Company's financial or operating results, and cannot predict the impact of any future changes in such regulations.

EMPLOYEES

       As of December 31, 1996, the Company employed approximately 417 people, including 9 executives, 111 persons in sales, retail, marketing and advertising, 42 persons in design and merchandising, 60 persons in administration, 75 persons in quality control and finishing and 120 persons in production. The Company hires temporary workers during peak production and distribution periods. Marisa Christina has 31 employees covered by a collective bargaining agreement with the International Ladies Garment Workers' Union, which expires on May 31, 1997. All other employees are nonunion and management believes its relations with all employees are good.

ITEM 2. PROPERTIES

       The Company's principal executive offices, and the offices of Marisa Christina, are located at 415 Second Avenue, New Hyde Park, New York 11040. Flapdoodles' principal executive offices are located at 725 Dawson Drive, Newark, Delaware 19713. As of December 31, 1996, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

                                                                             APPROXIMATE
     LOCATION                            FUNCTION                           SQUARE FOOTAGE
     --------                            --------                           --------------
New Hyde Park, New York          Marisa Christina executive offices            60,000
                                 and distribution center

New York, New York               Marisa Christina showroom and                 15,100
                                 design offices

Hong Kong                        Marisa Christina Production and                2,300
                                 Quality Control offices

Newark, Delaware                 Flapdoodles corporate headquarters,           67,000
                                 distribution center and dyehouse

Newark, Delaware                 Flapdoodles cutting and storage               26,000

North Bergen, New Jersey         AVE executive offices and                     20,000
                                 distribution center

New York, New York               AVE showroom and design offices               17,000

       In addition, Flapdoodles leases eight showrooms of approximately 600 to 2,700 square feet each in the following locations: New York, New York; Los Angeles, California; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; San Francisco, California; Atlanta, Georgia; and Charlotte, North Carolina. Marisa Christina currently operates one factory outlet store totaling approximately 2,400 square feet located in Silverthorne, Colorado. Flapdoodles at year end operated six outlet stores totaling approximately 12,000 square feet located in Woodbury, New York; Lancaster, Pennsylvania; Destin, Florida; Gilroy, California; Orlando, Florida; and Dillon, Colorado. Each store is approximately 2,000 square feet.

       Marisa Christina distribution is centralized at its leased facilities in New Hyde Park, New York, to which all its products are shipped. AVE's distribution is centralized at its leased facility in North Bergen, New Jersey. Flapdoodles leases its corporate headquarters, distribution center and dyehouse located in Newark, Delaware, from Mr. Marc Ham and Ms. Carole Bieber, officers of the Company. The Company believes that the terms contained in the lease are at least as favorable as could be obtained in an arm's-length transaction from an independent third party.

       The Company believes that its existing facilities are well maintained, in good operating condition and that its existing facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                        EXECUTIVE OFFICERS OF REGISTRANT

       The following table sets forth the names of the principal executive officers of Marisa Christina, Incorporated, their positions with Marisa Christina, Incorporated, and their principal business experience for the last five years.

       NAME                       AGE                           POSITION
       ----                       ---                           --------
Michael H. Lerner                  52            Chairman of the Board of Directors,
                                                    Chief Executive Officer and
                                                    President

Marc Ham                           34            President of Flapdoodles and Director

Adrienne Vittadini                 53            Chairman of Adrienne Vittadini
                                                    Enterprises, Inc. and Director

Gianluigi Vittadini                58            Vice Chairman of Adrienne Vittadini
                                                    Enterprises, Inc. and Director

G. Michael Dees                    43            Executive Vice-President of Design
                                                    and Merchandising of Marisa
                                                    Christina and Director

Carole Bieber                      42            Executive Vice-President and Design
                                                    Director of Flapdoodles

Christine M. Carlucci              39            Vice-President of Administration and
                                                    Operations, Secretary and Director

S. E. Melvin Hecht                 62            Chief Financial Officer, Treasurer and
                                                    Director

Elliot R. Epstein                  41            Vice-President of Sales of Marisa
                                                    Christina

         Michael H. Lerner joined Marisa Christina in August 1986, and has served as Chief Executive Officer, President and Chairman since that time. Prior to joining Marisa Christina, Mr. Lerner was President of TFM Industries, Inc. ("TFM"), a maker of moderate priced sportswear. He is also a director of Apparel Ventures, Inc. an affiliate of The Jordan Company.

         Marc Ham joined Marisa Christina as a Director in July 1993 in connection with the Flapdoodles acquisition and serves as President of Flapdoodles. Mr. Ham, together with Ms. Bieber, co-founded Flapdoodles in 1985 and has served as its president since that time.

         Adrienne Vittadini joined the Company in January 1996 and serves as Chairman of Adrienne Vittadini Enterprises, Inc. Mrs. Vittadini co-founded Adrienne Vittadini, Inc. with her husband, Gianluigi, in 1979 and has acted as Chairman since that time. Prior to this, Mrs. Vittadini was employed in the design field by Kimberly Knitwear and Warnaco.

         Gianluigi Vittadini joined the Company in January 1996 and serves as Vice Chairman of Adrienne Vittadini Enterprises, Inc. Mr. Vittadini co-founded Adrienne Vittadini, Inc. with his wife, Adrienne, in 1979 and has acted as Vice Chairman and Treasurer since 1983. Prior to that time, Mr. Vittadini served as President of Institute Chemioterapico Italiano in Milan, Italy.

         G. Michael Dees joined Marisa Christina in September 1986 and has served as a Director of the Company and Executive Vice-President of Design and Merchandising of Marisa Christina, since that time. Prior to joining Marisa Christina, Mr. Dees was Divisional Merchandise Manager of ladies' sportswear for Belk Stores, Inc.

         Carole Bieber joined Marisa Christina in July 1993 in connection with the Flapdoodles Acquisition and serves as Executive Vice-President and Design Director of Flapdoodles. Ms. Bieber co-founded Flapdoodles in 1985 and has served as its Executive Vice-President and Design Director since that time.

         Christine M. Carlucci joined Marisa Christina in September 1986 and served as a Vice- President and Chief Financial Officer until December 1993, and has served as the Vice-President of Administration and Operations since that time and is the Secretary and a Director of the Company. Prior to joining Marisa Christina, Ms. Carlucci was an associate of Mr. Lerner at TFM.

         S.E. Melvin Hecht, C.P.A., joined Marisa Christina in December 1993, and has served as Chief Financial Officer and Treasurer since that time. From 1978 until 1991, Mr. Hecht was a partner at Hertz, Herson & Company, certified public accountants and, since 1991, has served as a financial consultant to various companies. Prior to 1978, Mr. Hecht was a partner at Touche Ross & Co.

         Elliot R. Epstein joined Marisa Christina in October 1989 as Vice-President of Sales. Prior to joining Marisa Christina he was Vice-President of Sales at Erez Fashions, Inc. Prior to that time, he worked at Spree International, Anne Pinkerton Enterprises Ltd. and Liz Claiborne, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol ("MRSA"). The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 1996. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            1995
                                  -------------------------
      QUARTER                      HIGH                LOW
      -------                      ----                ---
     First                        12-1/8              9-5/8
     Second                       14-5/8                 11
     Third                            18             13-1/2
     Fourth                       17-3/4             15-1/2

                                             1996
                                  -------------------------
      QUARTER                      HIGH                LOW
      -------                      ----                ---
     First                        22-1/8             14-7/8
     Second                       29-1/4             19-1/2
     Third                        20-1/8              8-3/4
     Fourth                        9-7/8              6-1/2

       The Company has not paid and does not anticipate paying any cash dividends on the Common Stock for the foreseeable future. From time to time, the Board of Directors intends to review the Company's dividend policy. Any payment of dividends will be at the direction of the Board of Directors and will be dependent on the earnings and financial requirements of the Company and other factors, including the restrictions imposed by the General Corporation Law of the State of Delaware and such other factors as the Board of Directors deems relevant.

       The number of shareholders of record of the Company's Common Stock as of March 12, 1997, was 62. The Company believes there are in excess of 1,000 beneficial holders of the Company's Common Stock.

       On December 14, 1994, the Company announced an open market purchase program for its Common Stock. The Company has purchased 202,000 shares of Common Stock pursuant to this program.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                               1992        1993        1994        1995         1996
                                               ----        ----        ----        ----         ----
Net sales                                    $39,347     $56,932     $76,213     $86,763     $115,537
Gross profit                                  15,671      21,932      31,612      34,694       39,952
Selling, general and administrative
    expenses                                   8,833      13,412      17,909      19,474       29,468
Operating earnings                             6,838       8,520      13,703      15,220       10,484
Earnings before provision for
    income taxes                               7,539       8,152      13,924      16,634       11,920
Provision for income taxes                      --          --          --         6,486        4,543
Net earnings                                    --          --          --        10,148        7,377
Pro forma provision for income
    taxes (1)                                  2,944       3,342       5,470        --           --
Pro forma earnings before
    extraordinary item (1)                     4,415       4,810       8,454        --           --
Pro forma net earnings (1)                     4,415       4,810       8,161        --           --
Per share amounts:
     Earnings per share                         --          --          --          1.20          .87
     Pro forma earnings before
        extraordinary item per share (1)         .79         .86        1.20        --           --
     Pro forma earnings per share (1)            .79         .86        1.16        --           --
     Supplemental pro forma earnings
        per share (1)(2)                        --          --          1.12        --           --
Weighted average shares outstanding            5,563       5,563       7,062       8,434        8,494

                                             DECEMBER 31,
                         -------------------------------------------------------
                          1992        1993        1994        1995        1996
                          ----        ----        ----        ----        ----
Working capital          $2,764     $ 7,478     $25,147     $35,788     $17,626
Total assets              9,784      24,103      40,709      54,009      66,200
Long-term debt             --         8,500        --          --          --
Stockholders' equity      3,200       7,204      36,072      46,223      54,215

------------------------

(1) In connection with the Company's reorganization on June 22, 1994 Marisa Christina ceased to be an "S" Corporation and Flapdoodles ceased to be taxed as a "Limited Liability Company." The pro forma amounts present the Company's results of operations as if Marisa Christina and Flapdoodles had been taxed as "C" Corporations for all periods presented.

(2) Supplemental pro forma earnings per share is based upon the weighted average number of common shares used in the calculation of pro forma earnings per share (7,062,000) plus the weighted average number of shares (252,000) sold by the Company in the initial public offering, at $13 per share, necessary to fund the Company's $6.9 million cash distribution of previously taxed "S" Corporation earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview

      On January 18,1996, the Company acquired, through a newly formed subsidiary, Adrienne Vittadini Enterprises, Inc. ("AVE"), substantially all of the assets and assumed certain liabilities of Adrienne Vittadini, Inc. ("AVI") and acquired the trademarks of Vittadini, Ltd., which relate to the business and operations of AVI for cash in the aggregate of $18,830,000 and 147,679 shares of the Company's common stock valued at $2,500,000. Additional consideration may be paid to AVI by the Company based upon profitability achieved by AVE in 1998 and 2000, up to a maximum additional purchase price of $39 million. The acquisition occurred on January 18, 1996, but was based on asset values at December 31, 1995. Operating results related to the AVI assets acquired on January 1, 1996 are consolidated with those of the Company from that date forward. Accordingly, results for the year ended December 31, 1996 are not directly comparable to those for the year ended December 31, 1995.

      The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of earnings of the Company for the years ended December 31, 1994, 1995 and 1996.

                                                  1994         1995         1996
                                                 ------       ------       ------
Net sales                                         100.0%       100.0%       100.0%
                                                 ------       ------       ------
Gross profit                                       41.5         40.0         34.6
Selling, general and administrative expenses       23.5         22.5         25.5
                                                 ------       ------       ------
Operating earnings                                 18.0         17.5          9.1
Other income, net                                   0.5          0.8          2.0
Interest (expense) income, net                     (0.2)         0.8         (0.8)
Provision for income taxes                         (7.2)        (7.4)        (3.9)
                                                 ------       ------       ------
Net earnings before extraordinary item (1)         11.1%        11.7%         6.4%
                                                 ======       ======       ======

       (1) Effective as of June 22, 1994, Marisa Christina ceased to be an "S" Corporation and Flapdoodles ceased to be taxed as a "Limited Liability Company." Amounts for 1994 present the Company's results of operations as if Marisa Christina and Flapdoodles had been taxed as "C" Corporations.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

       Net sales. Net sales increased by 33.1% from $86.8 million in 1995 to $115.5 million in 1996. This increase was primarily attributable to $39.2 million of sales by AVE, which was acquired in January 1996, and increased sales by Flapdoodles primarily as the result of new private label accounts. Sales by the Marisa Christina division declined significantly in the year principally due to the poor retail environment and lower demand for the Company's fall and holiday classic lines in 1996.

      Gross Profit. Gross profit increased 15.3%, from $34.7 million in 1995 to $40.0 million in 1996. As a percentage of net sales, gross profit decreased from 40.0% in 1995 to 34.6% in 1996. The decline in the gross profit percentage for the year was attributable to lower margins due to markdowns at Marisa Christina division as a result of the poor retail environment for this division's products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 51.3%, from $19.5 million in 1995 to $29.5 million in 1996. Selling, general and administrative expenses related to AVE represent $10.7 million of the increase. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 22.5% in 1995 to 25.5% in 1996. This increase is primarily attributable to the amortization of $1.3 million of goodwill recorded in the AVI acquisition and the decreased volume of sales without a corresponding decrease in expenses.

      Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. Other income increased by $1,593,000 in 1996 compared to 1995 as the result of AVE, which had net royalty income of $1,959,000. Income from copyright infringement cases declined by approximately $411,000 to $37,000. The timing and amounts of settlements of such cases are not predictable, and, accordingly the Company is unable to predict the amount of future income from this source, if any.

      Interest Income (Expense), net. Interest income (expense), net changed from income of $714,000 in 1995 to expense of $857,000 in 1996 as a result of less cash available to invest due to the AVI acquisition as well as interest expense related to bank loans.

      Income Taxes. Income taxes decreased from $6.5 million in 1995 to $4.5 million in 1996 as the result of lower earnings. The Company's effective income tax rate for the year ended December 31, 1996 was 38.1% compared to 39.0% during the same period in 1995.

       Net Earnings. Net earnings declined by 27.3% as a result of the lower net sales and gross margins achieved by Marisa Christina together with higher financing costs resulting from the acquisition of AVI. The decline was partially offset by higher income at Flapdoodles and the income from AVE.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

      Net sales. Net sales increased 13.9% from $76.2 million in 1994 to $86.8 million in 1995. This increase was primarily attributable to increased sales of the Company's core product lines as well as sales of new products.

      Gross profit. Gross profit increased 9.8% from $31.6 million in 1994 to $34.7 million in 1995. Gross profit as a percentage of net sales decreased from 41.5% in 1994 to 40.0% in 1995. The slight decline in the gross profit percentage for the year was attributable to a change in product mix, the creditworthiness of one large customer, which led the Company to limit shipments to this customer, and an extremely difficult retail environment during 1995.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.9% from $17.9 million in 1994 to $19.5 million in 1995. These expenses decreased as a percentage of net sales from 23.5% in 1994 to 22.5% in 1995. This decrease is primarily attributable to the Company's growth in net sales while controlling the growth of selling, general and administrative expenses.

      Other income, net. Other income consists of licensing income and copyright infringement income. For 1995 and 1994, the Company received $448,000 and $278,000, respectively, from settlements of copyright infringement cases. The charge for minority interest in 1994 reflects the reduction by 20% of the earnings of Flapdoodles for the period from January 1, to June 22, 1994. As a result of the reorganization described in Note 1 of Notes to the Consolidated Financial Statements, the minority interest in Flapdoodles was acquired by the Company.

      Interest (expense) income, net. Interest (expense) income, net changed from an expense of $185,000 in 1994 to income of $714,000 in 1995 as a result of the retirement of debt with proceeds raised by the Company in connection with its initial public offering and investment of excess cash resources.

      Income taxes. Provision for income taxes increased from $4.7 million in 1994 to $6.5 million in 1995 as the result of the Company's reorganization as a "C" Corporation on June 22, 1994 and higher taxable earnings. The Company's effective income tax rate for 1995 was 39.0%.

      Net earnings before extraordinary item. Net earnings before extraordinary item increased 18.8% from $8.5 million on a pro forma basis to $10.1 million as the result of increased sales volume, controlled increases in selling, general and administrative expenses, and increases in other income and interest income.

SEASONALITY

       The Company's business is seasonal, with a substantial portion of its revenues and earnings accruing during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Holiday collection, the Company's largest selling season and Back-to-School and Fall, the Company's next largest seasons, is shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5 to 10% lower than in the other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of December 31, 1996, $3,500,000 of borrowings and $2,610,614 of commercial letters of credit were outstanding under the credit facilities. At December 31, 1996, available borrowings under the facilities were $28,889,386.

      In January 1996 the Company acquired AVI for cash of $19,601,000, including transaction costs and 147,679 shares of the Company's common stock. The cash portion of the acquisition was financed with existing cash reserves.

      During 1996, the Company had capital expenditures of approximately $700,000, primarily to upgrade computer systems. During 1997, the Company has planned capital expenditures of approximately $1.3 million primarily to upgrade warehouse and computer systems and in-store shops. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities.

       The Company believes that funds generated by operations, if any, and the line of credit facilities will provide financial resources sufficient to meet all of its working capital and letter of credit requirements for at least the next twelve months.

EXCHANGE RATES

       Although it is the Company's policy to contract for the purchase of imported merchandise in United States dollars, reductions in the value of the dollar could result in the Company paying higher prices for its products. During the last three fiscal years, however, currency fluctuations have not had a significant impact on the Company's cost of merchandise. The Company does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF INFLATION

       The Company has historically been able to adjust prices, and, therefore, inflation has not had, nor is it expected to have, a significant effect on the operations of the Company.

ACCOUNTING MATTERS

       In June 1996, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard (SFAS) No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management of the Company does not expect the adoption of SFAS No. 125 to have any impact on the Company's financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----

Independent Auditors' Report                                                       18

Financial Statements:

     Consolidated Balance Sheets -- December 31, 1995 and 1996                     19

     Consolidated Statements of Earnings -- Years ended
        December 31, 1994, 1995 and 1996                                           20

     Consolidated Statements of Stockholders' Equity  --
        Years ended December 31, 1994, 1995 and 1996                               21

     Consolidated Statements of Cash Flows -- Years ended
        December 31, 1994, 1995 and 1996                                           22

Notes to Consolidated Financial Statements                                         24

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Marisa Christina, Incorporated:


       We have audited the accompanying consolidated financial statements of Marisa Christina, Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed under
Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP



New York, New York
February 26, 1997

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

           ASSETS                                                   1995              1996
           ------                                                   ----              ----
Current assets:
     Cash and cash equivalents                                   $20,512,918     $  1,044,094
     Accounts receivable, less allowance for doubtful
        accounts of $136,199 in 1995 and $73,344 in
        1996 (note 6)                                             12,055,079        9,080,251
     Due from factor, net of allowances (note 6)                        --          5,967,379
     Inventories (notes 3 and 6)                                   9,325,223       10,097,123
     Prepaid expenses and other current assets (note 4)            1,553,225        3,144,683
                                                                 -----------     ------------
               Total current assets                               43,446,445       29,333,530
Property and equipment, net (note 5)                               2,181,767        2,672,823
Goodwill, less accumulated amortization of $990,473
     in 1995 and $2,784,616 in 1996 (note 2)                       8,038,798       32,940,650
Other assets                                                         342,429        1,252,930
                                                                 -----------     ------------
               Total assets                                      $54,009,439     $ 66,199,933
                                                                 ===========     ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
     Loans payable to banks (note 6)                             $      --       $  3,500,000
     Accounts payable                                              5,504,140        5,601,769
     Income taxes payable                                            757,101          662,652
     Accrued expenses and other current liabilities (note 9)       1,397,335        1,942,725
                                                                 -----------     ------------
               Total current liabilities                           7,658,576       11,707,146
Other liabilities                                                    128,000          278,000
                                                                 -----------     ------------
               Total liabilities                                   7,786,576       11,985,146
                                                                 -----------     ------------
Stockholders' equity (note 12):
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized, none issued                                         --               --
     Common stock, $.01 par value; 15,000,000 shares
        authorized, 8,434,250 shares issued and outstanding
        in 1995 and 8,586,769 shares issued and 8,384,769
        outstanding in 1996                                           84,343           85,868
     Additional paid-in capital                                   29,084,978       31,653,186
     Retained earnings                                            17,036,930       24,413,471
     Cumulative translation adjustment                                16,612           16,612
     Treasury stock, 202,000 common shares in 1996,
        at cost                                                         --         (1,954,350)
                                                                 -----------     ------------
               Total stockholders' equity                         46,222,863       54,214,787

Commitments (note 8)
               Total liabilities and stockholders' equity        $54,009,439     $ 66,199,933
                                                                 ===========     ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                        1994              1995             1996
                                                        ----              ----             ----
Net sales                                           $ 76,213,318      $86,762,617     $ 115,536,726
Cost of goods sold                                    44,601,440       52,068,782        75,584,880
                                                    ------------      -----------     -------------
           Gross profit                               31,611,878       34,693,835        39,951,846
Selling, general and administrative expenses          17,908,745       19,474,289        29,467,665
                                                    ------------      -----------     -------------
           Operating earnings                         13,703,133       15,219,546        10,484,181
Other income, net (note 10)                              405,419          700,413         2,293,205
Interest (expense) income, net                          (184,796)         713,971          (857,019)
                                                    ------------      -----------     -------------
           Earnings before provision for income
               taxes and extraordinary item           13,923,756       16,633,930        11,920,367
Provision for income taxes (note 11)*                  4,711,601        6,485,978         4,543,826
                                                    ------------      -----------     -------------
           Earnings before extraordinary item          9,212,155       10,147,952         7,376,541
Extraordinary item (note 1)                              292,420             --                --
                                                    ------------      -----------     -------------
               Net earnings                         $  8,919,735      $10,147,952     $   7,376,541
                                                    ============      ===========     =============
Earnings per share                                                    $      1.20     $         .87
                                                                      ===========     =============

----------------------
* In connection with the reorganization on June 22, 1994, described in note 1, Marisa Christina ceased to be taxed as an "S" Corporation and Flapdoodles ceased to be taxed as a "Limited Liability Company." No provision for Federal and certain state income taxes is included in the consolidated statements of earnings for the period ended June 22, 1994. Certain unaudited pro forma information relating to the Company's results of operations for the year ended December 31, 1994 had Marisa Christina and Flapdoodles been treated as "C" Corporations follows:

Earnings before provision for income taxes
     and extraordinary item, as above            $13,923,756
Pro forma provision for income taxes               5,469,920
                                                 -----------
Pro forma earnings before extraordinary item       8,453,836
Extraordinary item                                   292,420
                                                 -----------
Pro forma net earnings                           $ 8,161,416
                                                 ===========
Pro forma earnings before extraordinary item
      per share                                  $      1.20
                                                 ===========

Pro forma earnings per share                     $      1.16
                                                 ===========
Supplemental pro forma earnings per share        $      1.12
                                                 ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                          COMMON STOCK          ADDITIONAL
                                        -----------------        PAID-IN        RETAINED   TRANSLATION    TREASURY
                                        SHARES     AMOUNT        CAPITAL        EARNINGS   ADJUSTMENT       STOCK          TOTAL
                                        ------     ------        -------        --------   ----------     --------         -----
Balance at December 31, 1993           5,563,126   $55,631   $    581,571    $  6,550,344    $16,612    $        --     $  7,204,158
Net earnings for the year ended
     December 31, 1994                        --        --             --       8,919,735         --             --        8,919,735
Reorganization (note 1)                  370,874     3,709       (620,104)        752,164         --             --          135,769
Proceeds from issuance of 2,500,000
     shares of common stock, net of
     issue  costs of $3,354,736        2,500,000    25,000     29,120,264              --         --             --      29,145,264
Dividends declared                            --        --             --      (9,333,265)        --             --      (9,333,265)
                                       ---------   -------   ------------    ------------    -------    -----------    ------------
Balance at December 31,1994            8,434,000    84,340     29,081,731       6,888,978     16,612             --      36,071,661
Net earnings for the year ended
     December 31,1995                         --        --             --      10,147,952         --             --      10,147,952
Proceeds from exercise of stock
     option                                  250         3          3,247              --         --             --           3,250
                                       ---------   -------   ------------    ------------    -------    -----------    ------------
Balance at December 31,1995            8,434,250    84,343     29,084,978      17,036,930     16,612             --      46,222,863
Net earnings for the year ended
     December 31, 1996                        --        --             --       7,376,541         --             --       7,376,541
Issuance of common stock in
     acquisition of Adrienne
     Vittadini, Inc.                     147,679     1,477      2,498,523              --         --             --       2,500,000
Proceeds from exercise of
     stock options                         4,840        48         62,872              --         --             --          62,920
Other                                         --        --          6,813              --         --             --           6,813
Purchase of treasury stock                    --        --             --              --         --     (1,954,350)     (1,954,350)
                                       ---------   -------   ------------    ------------    -------    -----------    ------------
Balance at December 31, 1996           8,586,769   $85,868   $ 31,653,186    $ 24,413,471    $16,612    $(1,954,350)   $ 54,214,787
                                       =========   =======   ============    ============    =======    ===========    ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                              1994            1995            1996
                                                              ----            ----            ----
Cash flows from operating activities:
     Net earnings                                         $ 8,919,735    $ 10,147,952    $  7,376,541
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
           Depreciation and amortization                      685,656         828,608       2,633,015
           Provision for deferred income taxes                (47,373)         53,373         224,000
           Recognition of deferred tax asset upon
               change in tax status                          (150,000)             --              --
           Write-off of deferred financing costs              481,747              --              --
           Changes in assets and liabilities, net of
               effects from purchases of Flapdoodles,
               Inc., in 1994 and Adrienne Vittadini,
               Inc. in 1996:
                  (Increase) decrease  in accounts
                    receivable, net                        (2,117,734)     (3,255,634)      4,225,189
                  Increase in due from factor                    --              --        (5,967,379)
                  (Increase) decrease in inventories       (2,061,578)       (307,244)      1,723,482
                  Increase in prepaid expenses and
                    other current assets                     (409,004)       (293,160)       (802,511)
                  (Increase) decrease in other assets        (113,090)         24,352         (23,589)
                  Increase (decrease) in accounts
                    payable                                  (567,219)      2,061,127      (6,889,297)
                  Increase (decrease) in income
                    taxes payable                             292,620         311,227         (94,449)
                  Increase (decrease) in accrued
                    expenses and other current
                    liabilities                              (576,270)        658,998          (1,266)
                  Other                                       135,352              --              --
                                                          -----------    ------------    ------------
                  Net cash provided by operating
                    activities                              4,472,842      10,229,599       2,403,736
                                                          -----------    ------------    ------------
Cash flows from investing activities:
     Acquisitions of property and equipment                  (685,218)       (541,666)       (680,912)
     Acquisition of net assets of Adrienne
        Vittadini, Inc., net of cash acquired                      --              --     (18,575,994)
     Acquisition of net assets of Flapdoodles, Inc.,
        net of cash acquired                               (3,000,000)             --              --
                                                          -----------    ------------    ------------
                  Net cash used in investing activities    (3,685,218)       (541,666)    (19,256,906)
                                                          -----------    ------------    ------------

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                                       1994             1995             1996
                                                       ----             ----             ----
Cash flows from financing activities:
     Issuance of common stock and capital
        contributions                              $ 29,145,264    $      3,250    $     62,920
     Repayments of borrowings under line of
        credit facilities, net                               --              --        (731,037)
     Acquisition of treasury stock                           --              --      (1,954,350)
     Repayment of long-term debt                    (11,400,000)             --              --
     Dividends to stockholders                       (9,333,265)             --              --
     Other                                               (9,927)        (10,737)          6,813
                                                   ------------    ------------    ------------
                  Net cash provided by (used in)
                    financing activities              8,402,072          (7,487)     (2,615,654)
                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash
     equivalents                                      9,189,696       9,680,446     (19,468,824)
Cash and cash equivalents at beginning of year        1,642,776      10,832,472      20,512,918
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year           $ 10,832,472    $ 20,512,918    $  1,044,094
                                                   ============    ============    ============

Cash paid during the year for:
     Income taxes                                  $  4,426,634    $  6,121,378    $  4,334,938
                                                   ============    ============    ============

     Interest                                      $    396,954    $      6,921    $    927,658
                                                   ============    ============    ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRACTICES AND OTHER MATTERS

      (a)  Description of Business

           Marisa Christina, Incorporated (the "Company") designs, manufactures, sources and markets a broad line of high quality "better" clothing for women under the Marisa Christina(TM) and Adrienne Vittadini(TM) labels and for children under the Flapdoodles(TM) label.

      (b)  Principles of Consolidation and Reorganization

           The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. Significant intercompany accounts and transactions are eliminated in consolidation.

           On June 22, 1994 the Company was formed to effect a tax free reorganization whereby the existing stockholders exchanged their respective shares of Marisa Christina Apparel, Inc. ("Marisa"), C.M. Marisa Christina (H.K.) Limited ("C.M. Marisa"), Marisa Christina Outlet Holdings, Inc. [whose wholly-owned subsidiaries are Marisa Christina Outlet Stores of California, Inc.; Marisa Christina Outlet Stores of Colorado, Inc.; and Marisa Christina Outlet Stores of New York, Inc. ("M.C. Outlets")], MF Showroom Holdings, Inc. ("Showroom") and Flapdoodles, L.L.C. ("Flapdoodles"), (which were 80% owned through June 22, 1994) for shares of the Company. The transaction was accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests. In addition, the Company acquired the remaining 20% interest of Flapdoodles and Showroom in exchange for 370,874 shares of common stock. After the reorganization, Marisa, C.M. Marisa, M.C. Outlets, Showroom and Flapdoodles, are wholly-owned subsidiaries of the Company.

      (c)  Cash and Cash Equivalents

           Cash equivalents of $19,731,259 at December 31, 1995 consist of highly liquid investments with maturities at dates of purchase of three months or less and are stated at cost which approximates market. There were no cash equivalents at December 31, 1996.

      (d)  Inventories

           Inventories are stated at the lower of cost, by the first-in, first-out method, or market.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES, CONTINUED

      (e)  Property and Equipment

           Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line and accelerated methods at rates based upon the estimated useful lives of the respective assets (which range from five years to seven years) or, where applicable, the term of the lease, if shorter. Additions to property and equipment, as well as major renewals and betterments, are capitalized. The costs of maintenance, repairs and minor renewals and betterments are charged to operations as incurred. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded in income.

      (f)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
           Of

           The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

      (g)  Goodwill

           The excess of acquisition costs over the fair value of net assets acquired is amortized on a straight-line basis over a twenty-year period. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      (h)  Foreign Currency Translation

           Assets and liabilities of C.M. Marisa, which operates in Hong Kong, are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement items are translated at average currency exchange rates.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES, CONTINUED

      (i)  Income Taxes

           Prior to the reorganization described in note 1, substantially all of the Company's taxable income was earned by Marisa Christina, as an "S" Corporation, and Flapdoodles, a "Limited Liability Company," and, accordingly, taxable to such companies' individual shareholders. No provision for Federal and certain state income taxes is included in the consolidated statements of earnings for the period ended June 22, 1994.

           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (j)  Extraordinary Item

           In connection with an early extinguishment of debt in July 1994, the Company recognized an extraordinary loss related to the write-off of deferred financing costs of $292,420, net of an income tax benefit of $189,327.

      (k)  Earnings Per  Share

           Earnings and pro forma earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Only basic earnings per share is presented since the effect of common stock equivalents is less than 3%. The earnings per share amounts disclosed for the years ended December 31, 1995 and 1996 are based upon the weighted average number of shares outstanding of 8,434,088 and 8,493,749, respectively.

           Supplemental pro forma earnings per share for the year ended December 31, 1994 is based upon the weighted average number of shares of common stock outstanding used in the calculation of pro forma earnings per common share (7,061,659) plus the weighted average number of shares (251,570) sold by the Company at the initial public offering, at $13 per share, necessary to fund the Company's $6.9 million distribution of previously earned "S" Corporation earnings.

      (l)  Stock Option Plan

           Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if and to the extent that the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES, CONTINUED

the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      (m)  Uses of Estimates

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (n)  Fair Value of Financial Instruments

           The estimated fair value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, due from factors, accounts payable and loans payable to banks, approximate their carrying value due to the short-term maturities of such instruments.


(2)   ACQUISITION OF ADRIENNE VITTADINI, INC.

      On January 18, 1996, the Company acquired, through a newly formed subsidiary, Adrienne Vittadini Enterprises, Inc. ("AVE"), substantially all of the assets and assumed certain liabilities of Adrienne Vittadini, Inc. ("AVI") and acquired the trademarks of Vittadini, Ltd., which relate to the business and operations of AVI for cash in the aggregate of $18,830,000 and 147,679 shares of the Company's common stock valued at $2,500,000. Additional consideration may be paid to AVI by the Company based upon profitability achieved by AVE in 1998 and 2000, up to a maximum additional purchase price of $39 million. For the six-year period beginning January 1, 1996, the Company will pay AVI 10% of net royalty and commission income received by AVE plus 10% of net earnings before interest, income taxes and amortization of goodwill of AVE over $3,000,000 per year. Subsequently, upon retirement of the two majority shareholders of AVI from the Company, AVI will receive, in the aggregate, an amount equal to .825% of net sales of AVE and its trademark licensees for a period ending on the later of December 31, 2005 or five years after the death of the last such shareholder.

      The acquisition occurred on January 18, 1996, but was based on asset values at December 31, 1995. Accordingly, operating results related to the AVI assets acquired commenced on January 1, 1996 and are consolidated with those of the Company from that date forward. Results of operations of the Company for the year ended December 31, 1996, which include the results for AVE for a full year, are not directly comparable to the Company's results of operations for the years ended December 31, 1994 and 1995.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(2)   ACQUISITION OF ADRIENNE VITTADINI, INC., CONTINUED

      The acquisition has been accounted for using the purchase method of accounting. Amounts payable to AVI based on net sales, royalty or commission income will be charged to earnings annually. Such amount was $218,000 in 1996. Contingent consideration payable, if any, based on 1998 and 2000 results of AVE will be considered as part of the purchase price and allocated to goodwill.

      The aggregate initial purchase price for the assets of AVI is as follows:

        Cash paid to AVI                                      $ 10,080,000
        Cash used to retire supplier note payable                8,750,000
        Fair value, based on quoted market price,
           of 147,679 shares of the Company's
           common stock issued to AVI                            2,500,000
        Liabilities assumed                                     11,764,619
        Transaction costs                                          771,000
                                                              ------------
                  Initial purchase price                      $ 33,865,619
                                                              ============

      The Company funded the cash portion of the initial purchase price with accumulated cash reserves.

      The initial purchase price was allocated to the assets acquired based on their estimated fair value as follows:

        Cash                                              $ 1,025,006
        Accounts receivable                                 1,250,361
        Inventory                                           2,495,382
        Prepaid expenses and other current assets             862,947
        Property and equipment                                649,016
        Goodwill                                           26,695,995
        Other assets                                          886,912
                                                          -----------
                  Initial purchase price                  $33,865,619
                                                          ===========

      Pro forma consolidated net sales, net earnings and earnings per share for the year ended December 31, 1995 assuming the acquisition had occurred on January 1, 1995 are as follows:

        Net sales                                        $106,156,000
                                                         ============

        Net earnings                                     $  4,994,000
                                                         ============

        Earnings per common share                        $       0.58
                                                         ============

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)   INVENTORIES

      Inventories at December 31, 1995 and 1996 consist of the following:

                       1995                1996
                       ----                ----
Piece goods       $ 2,624,956         $ 3,028,686
Work-in-process     1,528,643           1,612,459
Finished goods      5,171,624           5,455,978
                  -----------         -----------
                  $ 9,325,223         $10,097,123
                  ===========         ===========

(4)   PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets at December 31, 1995 and 1996 consist of the following:

                                             1995              1996
                                             ----              ----
Prepaid expenses                          $  317,447       $  814,225
Other receivables (primarily royalties)      401,142        1,451,156
Employee receivables                         305,031          429,340
Other                                        529,605          449,962
                                          ----------       ----------
                                          $1,553,225       $3,144,683
                                          ==========       ==========

(5)   PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1995 and 1996 consist of the following:

                                                    1995                 1996
                                                    ----                 ----
Machinery and equipment                          $1,214,323          $1,792,744
Furniture and fixtures                              973,721           1,438,274
Leasehold improvements                            1,191,364           1,478,318
Transportation equipment                            107,716             107,716
                                                 ----------          ----------
            Total                                 3,487,124           4,817,052
Less accumulated depreciation and amortization    1,305,357           2,144,229
                                                 ----------          ----------
                                                 $2,181,767          $2,672,823
                                                 ==========          ==========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)   CREDIT FACILITIES

      The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. The credit facilities expire on June 30, 1997 when the Company expects the facilities to be renewed. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of December 31, 1996, $3,500,000 of borrowings, bearing interest at an average rate of 6.6%, and $2,610,614 of commercial letters of credit were outstanding under the credit facilities. At December 31, 1996, available borrowings under the facilities were $28,889,386.

      In connection with the acquisition of the assets described in note 2, AVE assumed and retained a factoring arrangement whereby AVE assigns and sells substantially all of its trade accounts receivable to a factor, without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. At December 31, 1996, AVE had amounts due from the factor related to such arrangement of $5,967,379, net of allowances.

      Interest expense was $390,018 and $918,189 for the years ended December 31, 1994 and 1996, respectively.

(7)   RETIREMENT PLANS

      The Company sponsors a 401(k) profit sharing plan for the benefit of all nonunion employees. Profit sharing expense charged to operations for the years ended December 31, 1994, 1995 and 1996 was $98,211, $114,913 and $173,257,
respectively.

      The Company also participates in the I.L.G.W.U. National Retirement Fund plan, covering its union employees, pursuant to the terms of a collective bargaining agreement. Pension costs are based upon the rates in the union contract and were $56,566, $65,425 and $53,937 for the years ended December 31, 1994, 1995 and 1996, respectively. Under the Multi-employer Pension Plan Amendments Act of 1980, withdrawing employers become liable for their allocable share of the plan's unfunded vested liability. The amount of such contingent liability, if any, has not been determined as of December 31, 1996. However, due to the small number of the Company's employees covered by the plan, such liability is not believed to be material by the Company.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)   LEASES

      The Company is committed under various noncancelable operating leases for factory, showroom, warehouse, office, production, design and retail store space. The leases expire on various dates through 2005. Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

               YEAR
               ----
               1997                                  $ 2,803,122
               1998                                    2,150,708
               1999                                    1,934,455
               2000                                    1,396,314
               2001                                    1,080,328
               Thereafter                              2,162,048
                                                     -----------
                                                     $11,526,975
                                                     ===========

      Total rent expense charged to operations was $1,483,545, $1,598,525 and $3,672,415 for the years ended December 31, 1994, 1995 and 1996, respectively.

(9)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities at December 31, 1995 and 1996 consist of the following:

                             1995               1996
                             ----               ----
Accrued payroll          $  939,802          $  662,872
Other accrued expenses      457,533           1,279,853
                         ----------          ----------
                         $1,397,335          $1,942,725
                         ==========          ==========

(10)  OTHER INCOME, NET

      Other income, net for the years ended December 31, 1994, 1995 and 1996 includes royalty, commission and licensing income of $263,163, $252,096 and $2,256,269, respectively, and copyright infringement income of $277,606, $448,317 and $36,936, respectively.

      Other income, net for the year ended December 31, 1994 includes a charge of $135,350 related to the minority shareholders' interests in the net earnings of Flapdoodles.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(11)     INCOME TAXES

      The provision for income taxes for the years ended December 31, 1994, 1995 and 1996 consisted of the following:

                         1994              1995          1996
                         ----              ----          ----
Current:
   Federal           $ 3,507,209        $5,227,000    $3,484,124
   State and local     1,212,438         1,205,605       835,702
                     -----------        ----------    ----------
                       4,719,647         6,432,605     4,319,826
                     -----------        ----------    ----------
Deferred:
   Federal              (153,023)           39,373       180,500
   State and local       (44,350)           14,000        43,500
                     -----------        ----------    ----------
                        (197,373)           53,373       224,000
                     -----------        ----------    ----------
                     $ 4,522,274        $6,485,978    $4,543,826
                     ===========        ==========    ==========

      In connection with the reorganization discussed in note 1, the Company terminated its election to be treated as an "S" Corporation and Flapdoodles ceased to be a "Limited Liability Company." In 1994, as a result of the change in tax status, the Company recorded, through a credit to income tax expense, net deferred tax assets of $150,000 related to net deductible temporary differences available to reduce future taxable earnings after June 22, 1994.

      The provision for income tax expense for the year ended December 31, 1994 was allocated between earnings before provision for income taxes and the extraordinary item as follows:

      Provision for income taxes                                 $ 4,522,274
      Income tax benefit allocated to extraordinary item             189,327
                                                                 -----------
      Amount attributable to earnings before provision for
         income taxes and extraordinary item                     $ 4,711,601
                                                                 ===========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(11)     INCOME TAXES, CONTINUED

      Net deferred tax assets at December 31, 1995 consist of deferred tax assets and deferred tax liabilities of $404,000 and $260,000, respectively. Net deferred tax liabilities at December 31, 1996 consist of deferred tax assets and deferred tax liabilities of $318,000 and $398,000, respectively. The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the determination of net deferred tax assets (liabilities) at December 31, 1995 and 1996 are as follows:

                                                              1995             1996
                                                              ----             ----
Uniform inventory capitalization                           $ 177,000       $ 181,000
Accelerated depreciation                                    (128,000)        (47,000)
Accelerated amortization of goodwill                        (132,000)       (351,000)
Net operating loss carryforwards of certain corporations
   prior to the reorganization                               130,000         120,000
Other                                                         97,000          17,000
                                                           ---------       ---------
         Net deferred tax assets (liabilities)             $ 144,000       $ (80,000)
                                                           =========       =========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and tax planning strategies that can be implemented by the Company, management believes no valuation allowance is required at December 31, 1996.

      A reconciliation of the provision for income taxes and the amounts computed by applying the Federal income tax rate of 34% to earnings before income taxes and extraordinary item is as follows for the years ended December 31, 1994, 1995 and 1996:

                               1994                 %         1995            %         1996            %
                               ----                 -         ----            -         ----            -
Income tax on earnings
   before provision for
   income taxes and
   extraordinary item,
   computed at statutory
   rate                   $  4,734,077             34.0%    5,655,536       34.0%   $ 4,052,925        34.0%
State and local income
   tax, net of Federal
   income tax benefit          801,239              5.8       804,939        4.8        580,273         4.9
Estimated income taxes
   on earnings prior to
   June 22, 1994              (750,625)            (5.4)           --         --             --          --
Deferred tax assets
   recognized at date
   of reorganization          (150,000)            (1.1)           --         --             --          --
Other                           76,910              0.5        25,503        0.2        (89,372)       (0.8)
                          ------------     ------------     ---------   --------    -----------    --------
                          $  4,711,601             33.8%    6,485,978       39.0%     4,543,826        38.1%
                          ============     ============     =========   ========    ===========    ========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     STOCK OPTION PLAN

      In connection with the Company's initial public offering, the Board of Directors established an incentive stock ownership plan ("Plan") that provides for the grant of up to 200,000 options to purchase shares of the Company's common stock at fair market value on the date of grant. In 1996, shareholders approved issuance of an additional 350,000 stock options. Options generally vest over a five-year period and are exercisable over a ten-year period from the date of grant. In addition, in connection with the reorganization, described in note 1, the Company granted the former minority shareholders of Flapdoodles an evergreen option to purchase 250,000 shares of common stock at $13.00 per share.

      At December 31, 1996, there were 95,260 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 was $10.54 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.6%, expected volatility of 64% and an expected life of 7 years.

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1996 net earnings would have been reduced to the pro forma amounts indicated below:

      Net earnings - as reported                       $ 7,376,541
                   - pro forma                         $ 6,977,000

      Earnings per share - as reported                 $       .87
                         - pro forma                   $       .82

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     STOCK OPTION PLAN, CONTINUED

      Pro forma net earnings reflects only options granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

      Changes in options outstanding, options exercisable and shares reserved for issuance pursuant to stock options are as follows:

                                   WEIGHTED AVERAGE    NUMBER OF
                                    PER SHARE PRICE     SHARES
                                    ---------------    ---------
Granted                                  $13.00        385,700
Exercised                                  --             --
Forfeited                                $13.00         (8,750)
                                                      --------
   December 31, 1994                     $13.00        376,950
Granted                                    --             --
Exercised                                $13.00           (250)
Forfeited                                $13.00         (4,100)
                                                      --------
   December 31, 1995                     $13.00        372,600

Granted                                  $15.30        336,790
Exercised                                $13.00         (4,840)
Forfeited                                $11.59         (4,900)
                                                      --------
   December 31, 1996                     $14.12        699,650
                                                      ========

Options exercisable
   December 31, 1994                     $ --             --
   December 31, 1995                     $13.00        276,060
   December 31, 1996                     $13.59        347,144

      At December 31, 1996, the number of outstanding options, exercise prices and weighted-average remaining contractual life of outstanding options were 79,290 options at $10.00 and 9.5 years; 115,360 options at $13.00 and 7.5 years; and 255,000 options at $17.00 and 9.0 years.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) BUSINESS RISKS AND CREDIT CONCENTRATIONS

      A significant amount of Marisa Christina and Adrienne Vittadini product lines are produced in Hong Kong and The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in Hong Kong and The People's Republic of China until alternative sources of production could be found.

      The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. No single customer accounted for more than 10% of the Company's sales in 1994, 1995 or 1996 and no account receivable from any customer exceeded $550,000 at December 31, 1996. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently an adverse change in those factors could affect the Company's estimate of its bad debts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There has been no change in accountants and or disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


ITEMS 10, 11, 12 AND 13

      The information required by these Items, other than the information set forth in Part I under the Section entitled "Executive Officers of the Registrant," is hereby incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 7,1997, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                     PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The following are included in Item 8 of Part II:

                                                                                      PAGE
                                                                                      ----
Independent Auditors' Report...........................................................18

Financial Statements:

     Consolidated Balance Sheets -- December 31, 1995 and 1996.........................19
     Consolidated Statements of Earnings -- Years ended
       December 31, 1994, 1995 and 1996................................................20
     Consolidated Statements of Stockholders' Equity  --
       Years ended December 31, 1994, 1995 and 1996....................................21
     Consolidated Statements of Cash Flows -- Years ended
       December 31, 1994, 1995 and 1996................................................22
     Notes to Consolidated Financial Statements........................................24

(a)(2) The following is a list of all financial statement schedules for the years ended December 31, 1994, 1995 and 1996 filed as part of this Report:

     Schedule II -- Valuation and Qualifying Accounts..................................40

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)(3)  See accompanying Index to Exhibits ............................................42

(b)     No reports on Form 8-K were filed during the fourth quarter of 1996

(c)     See accompanying Index to Exhibits.............................................42

(d)     None

                         MARISA CHRISTINA, INCORPORATED
                                AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                 ADDITIONS
                                            ----------------------
                                                        CHARGED TO
                             BALANCE AT     CHARGED TO    OTHER
                             BEGINNING      COSTS AND    ACCOUNTS                         BALANCE AT
     DESCRIPTION             OF PERIOD      EXPENSES     DESCRIBE   DEDUCTIONS (a)      END OF PERIOD
     -----------             ---------      --------     --------   --------------      -------------
Allowance for doubtful accounts:

TRADE

Year ended
    December 31, 1994        $139,828        239,882        --        250,405                129,305

Year ended
    December 31, 1995        $129,305        169,703        --        162,809                136,199

Year ended
    December 31, 1996        $136,199        309,774        --        372,629                 73,344

(a)     Deductions represent write-offs of specifically identified accounts.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARISA CHRISTINA, INCORPORATED

                                         BY: /s/ Michael H. Lerner
                                            ----------------------------------
                                             Michael H. Lerner
                                             Chairman, Chief Executive Officer
                                             and President
Dated:  March 12, 1997

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                                         TITLE                    DATE
          ---------                                         -----                    ----
/s/ Michael H. Lerner                            Chairman, Chief Executive      March 12, 1997
----------------------------------------
Michael H. Lerner                                Officer and President

/s/ S. E. Melvin Hecht                           Chief Financial Officer,       March 12, 1997
----------------------------------------
S. E. Melvin Hecht                               Treasurer and Director

/s/ Marc Ham                                     Director                       March 12, 1997
----------------------------------------
Marc Ham

/s/ Gianluigi Vittadini                          Director                       March 12, 1997
----------------------------------------
Gianluigi Vittadini

/s/ G. Michael Dees                              Director                       March 12, 1997
----------------------------------------
G. Michael Dees

/s/ Christine M. Carlucci                        Director                       March 12, 1997
----------------------------------------
Christine M. Carlucci

/s/ David W. Zalaznick                           Director                       March 12, 1997
----------------------------------------
David W. Zalaznick

/s/ Robert Davidoff                              Director                       March 12, 1997
----------------------------------------
Robert Davidoff

/s/ Lawrence D. Glaubinger                       Director                       March 12, 1997
----------------------------------------
Lawrence D. Glaubinger

/s/ Peter Boneparth                              Director                       March 12, 1997
----------------------------------------
Peter Boneparth

/s/ Brett J. Meyer                               Director                       March 12, 1997
----------------------------------------
Brett J. Meyer

/s/ Barry S. Rosenstein                          Director                       March 12, 1997
----------------------------------------
Barry S. Rosenstein

Dated:  March 12, 1997

                                INDEX TO EXHIBITS


      The following is a list of all exhibits filed as part of this report.

                                                                                                     SEQUENTIALLY
                                                                                                       NUMBERED
EXHIBIT NO.                                       DOCUMENT                                               PAGE
-----------                                       --------                                               ----

     2.1++    Asset Purchase Agreement dated June 30, 1993, between MCFD Acquisition L.L.C.
                and Flapdoodles, Inc....................................................................   *

     2.2++    Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina,
                Incorporated (the "Company"), Marisa Christina Holding, Inc., Marisa Christina
                Outlet Holdings, Inc., C.M. Marisa Christina (H.K.) Limited, MF Showroom
                Holdings, Inc., Flapdoodles, L.L.C. and the Investors in such companies named on the signature pages thereto.......................................................... ***

     2.3++     Asset Purchase Agreement, dated as of January 1, 1996, by and among
                Adrienne Vittadini, Inc. ("AVI"), the Company, and Adrienne Vittadini
                Enterprises, Inc. ("AVE")...............................................................  **

     3.1      Amended and Restated Certificate of Incorporation of the Company.......................... ***

     3.2      By-Laws of the Company.................................................................... ***

     4.1      Option Agreement between the Company and Marc Ham, dated June 30, 1994.................... ***

     4.2      Option Agreement between the Company and Carole Bieber, dated June 30, 1994............... ***

     4.3      1994 Stock Option Plan.................................................................... ***

     4.4      Registration Rights Agreement, dated as of January 1, 1996, by and among the Company, AVI, and the other parties listed on the signature pages thereto...........  **

    10.1+     Directors and Officers Indemnification Agreement, dated  June 22, 1994, between the Company and Michael H. Lerner....................................................... ***

    10.2+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Marc Ham................................................................ ***

    10.3+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and G. Michael Dees......................................................... ***

    10.4+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Carole Bieber........................................................... ***

    10.5+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Christine M. Carlucci................................................... ***

    10.6+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and S.E. Melvin Hecht....................................................... ***

    10.7+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Elliot R. Epstein....................................................... ***

    10.8+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Robert Davidoff......................................................... ***

    10.9+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Lawrence D. Glaubinger.................................................. ***

    10.10+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and David W. Zalaznick...................................................... ***

                                                                                                     SEQUENTIALLY
                                                                                                       NUMBERED
EXHIBIT NO.                                       DOCUMENT                                               PAGE
-----------                                       --------                                               ----
    10.11+    Employment Agreement between the Company and Michael Lerner, dated June 30, 1994 .......   ***

    10.12+    Amended and Restated Employment Agreement between the Company and Marc Ham,
                dated June 30, 1994...................................................................   ***

    10.13+    Amended and Restated Employment Agreement between the Company and Carole Bieber,
                dated June 30, 1994...................................................................   ***

    10.14+    Amended and Restated Employment Agreement, dated June 30, 1993,  between
                the Company and TJC Management Corporation............................................     *

    10.15     Lease Agreement, dated July 1, 1993, by and among Marc Ham and Carole Bieber, as trustees, and MCFD Acquisitions L.L.C. together with Subordination,
                Non-Disturbance and Attornment Agreement dated July 1, 1993 between
                MCFD Acquisitions L.L.C. and Wilmington Trust Company ................................     *

    10.16     Trademark Assignment Agreement, dated as of January 1, 1996, by and among
                Vittadini Ltd., the Company and AVE...................................................    **

    10.17     Trademark Collateral Assignment, dated as of January 1, 1996, by and among
                AVI, the Company, and AVE.............................................................    **

    10.18     Employment Agreement, dated as of January 1, 1996, among the Company, AVE,
                and Adrienne Vittadini................................................................    **

    10.19     Employment Agreement, dated as of January 1, 1996, among the Company, AVE,
                and Gianluigi Vittadini...............................................................    **

    10.20     Credit agreement dated August 21, 1996 by and among the Company, Marisa Christina Apparel,
                Inc., Flapdoodles, Inc., Adrienne Vittadini Enterprises, Inc. and the
                Chase Manhattan Bank, N.A.............................................................  ****

    10.21     Credit agreement dated August 29, 1996 by and among the Company, Marisa Christina Apparel,
                Inc., Flapdoodles, Inc., Adrienne Vittadini Enterprises, Inc. and
                The Bank of New York..................................................................  ****

    11        Statement Re: Computation of Earnings per Share.........................................    44

    21        Subsidiaries of the Registrant..........................................................   ***

    23        Consent of Independent Auditors.........................................................    45

    27        Financial Data Schedule.................................................................   N/A

--------------------

* Incorporated by reference to the exhibits filed with the Company's Form S-1 Registration Statement (File No. 33- 78958).

** Incorporated by reference to the exhibits filed with the Company's Report on Form 8-K, filed on February 1, 1996.

*** Incorporated by reference to the Exhibits filed with the company's Annual Report on Forms 10-K, filed on March 22, 1996.

**** Incorporated by reference to the Exhibits filed with the Company's Report on Forms 10-Q, filed on November 12, 1996.

+ This exhibit is a management contract or compensatory plan or arrangement required to be identified in this Form 10-K pursuant to
         Item 14(a)3 of this report.

++ The schedules (or similar attachments) to these agreements have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules or attachments will be filed supplementally upon the request of the Securities and Exchange Commission.