Form 10-Q
period 1997-03-31
MARISA CHRISTINA INC
filed 1997-05-12
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended   March 31, 1997

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ----------------------   ------------------------

Commission File Number:    0-24176



                         Marisa Christina, Incorporated
             (Exact name of registrant as specified in its charter)




Delaware                                           11-3216809
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)



415 Second Avenue, New Hyde Park, New York          11040
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

     The number of shares outstanding of the Company's Common Stock on May 12, 1997 were 8,384,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements:

              Consolidated Balance Sheets as of December 31, 1996
                 and March 31, 1997 (Unaudited)                                                2

              Consolidated Statements of Earnings for the Three Months
                 Ended March 31, 1996 and 1997 (Unaudited)                                     3

              Consolidated Statement of Stockholders' Equity for the Three Months
                 Ended March 31, 1997 (Unaudited)                                              4

              Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 1996 and 1997 (Unaudited)                                     5

              Notes to Consolidated Financial Statements (Unaudited)                           6

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and  Results of Operations                                                    8


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                               10

Item 6.       Exhibits and Reports on Form 8-K                                                10


SIGNATURES                                                                                    11

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               DECEMBER 31,      MARCH 31,
           ASSETS                                                1996 (1)          1997
           ------                                             ------------      ------------
Current assets:
     Cash and cash equivalents                                $  1,044,094      $  1,593,663
     Accounts receivable, less allowance for doubtful
        accounts of $73,344 in 1996 and $157,727 in 1997         9,080,251        10,729,441
     Due from factor, net of allowances                          5,967,379         7,081,084
     Inventories                                                10,097,123         9,781,627
     Prepaid expenses and other current assets                   3,144,683         3,781,112
                                                              ------------      ------------
               Total current assets                             29,333,530        32,966,927
Property and equipment, net                                      2,672,823         2,663,277
Goodwill, less accumulated amortization of $2,784,616
     in 1996 and $3,233,151 in 1997                             32,940,650        32,667,114
Other assets                                                     1,252,930         1,163,890
                                                              ------------      ------------
               Total assets                                   $ 66,199,933      $ 69,461,208
                                                              ============      ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable to banks                                   $  3,500,000      $  6,800,000
     Accounts payable                                            5,601,769         5,410,028
     Income taxes payable                                          662,652           364,827
     Accrued expenses and other current liabilities              1,942,725         1,902,971
                                                              ------------      ------------
               Total current liabilities                        11,707,146        14,477,826
Other liabilities                                                  278,000           278,000
                                                              ------------      ------------
               Total liabilities                                11,985,146        14,755,826
                                                              ------------      ------------
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized, none issued                                       --                --
     Common stock, $.01 par value; 15,000,000 shares
        authorized, 8,586,769 shares issued and 8,384,769
        outstanding in 1996 and 1997                                85,868            85,868
     Additional paid-in capital                                 31,653,186        31,653,186
     Retained earnings                                          24,413,471        24,904,066
     Cumulative translation adjustment                              16,612            16,612
     Treasury stock, 202,000 common shares at cost              (1,954,350)       (1,954,350)
                                                              ------------      ------------
               Total stockholders' equity                       54,214,787        54,705,382
                                                              ------------      ------------
               Total liabilities and stockholders' equity     $ 66,199,933      $ 69,461,208
                                                              ============      ============

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1996.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                                     1996              1997
                                                                 ------------      ------------
Net sales                                                        $ 28,261,906      $ 25,570,195
Cost of goods sold                                                 17,947,391        17,520,873
                                                                 ------------      ------------
        Gross profit                                               10,314,515         8,049,322
Selling, general and administrative expenses                        7,090,547         7,897,067
                                                                 ------------      ------------
        Operating earnings                                          3,223,968           152,255
Other income, net                                                     518,763           737,432
Interest expense, net                                                (142,004)          (78,078)
                                                                 ------------      ------------
        Earnings before provision for income taxes                  3,600,727           811,609
Provision for income taxes                                          1,402,484           321,014
                                                                 ------------      ------------
        Net earnings                                             $  2,198,243      $    490,595
                                                                 ============      ============

Weighted average shares outstanding                                 8,582,041         8,384,769
                                                                 ============      ============

Earnings per share                                               $        .26      $        .06
                                                                 ============      ============

See accompanying notes to consolidated financial statements

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                          COMMON STOCK       ADDITIONAL
                                      -------------------     PAID-IN       RETAINED    TRANSLATION     TREASURY
                                        SHARES     AMOUNT     CAPITAL       EARNINGS    ADJUSTMENTS      STOCK         TOTAL
                                      ---------   -------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1996 ......   8,586,769   $85,868   $31,653,186   $24,413,471     $16,612     $(1,954,350)  $54,214,787
Net earnings for the three months
  ended March 31, 1997 ............      --         --          --            490,595        --            --           490,595
                                      ---------   -------   -----------   -----------     -------     -----------   -----------
Balance at March 31, 1997 .........   8,586,769   $85,868   $31,653,186   $24,904,066     $16,612     $(1,954,350)  $54,705,382
                                      =========   =======   ===========   ===========     =======     ===========   ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                                          1996             1997
                                                                      ------------      -----------
Cash flows from operating activities:
     Net earnings                                                     $  2,198,243      $   490,595
     Adjustments to reconcile net earnings to net cash
        used in operating activities:
           Depreciation and amortization                                   626,291          645,975
           Provision for doubtful accounts                                 109,866          120,671
           Changes in assets and liabilities, net of effects from
               purchase of Adrienne Vittadini, Inc. in 1996:
               Increase in accounts receivable                            (704,275)      (1,769,861)
               Increase in due from factor                                    --         (1,113,705)
               Decrease in inventories                                   2,531,800          315,496
               Increase in prepaid expenses and other
                  current assets                                        (1,395,324)        (636,429)
               (Increase) decrease in other assets                         (62,089)          89,040
               Decrease in accounts payable                             (4,445,125)        (191,741)
               Increase (decrease) in income taxes payable                 456,843         (297,825)
               Decrease in accrued expenses and other
                  current liabilities                                   (3,952,913)         (39,754)
                                                                      ------------      -----------
                     Net cash used in operating activities              (4,636,683)      (2,387,538)
                                                                      ------------      -----------

Cash flows used in investing activities:
     Acquisitions of property and equipment                                (28,481)        (187,893)
     Acquisition of assets of Adrienne Vittadini, Inc.
        net of cash acquired (note 3)                                  (17,804,994)            --
     Other                                                                    --           (175,000)
                                                                      ------------      -----------
                     Net cash used in investing activities             (17,833,475)        (362,893)
                                                                      ------------      -----------
Cash flows from financing activities:
     Borrowings from banks, net                                          3,767,397        3,300,000
     Proceeds from issuance of common stock                                 33,150             --
     Other                                                                  (2,895)            --
                                                                      ------------      -----------
                     Net cash provided by financing activities           3,797,652        3,300,000
                                                                      ------------      -----------
Net increase (decrease) in cash and cash equivalents                   (18,672,506)         549,569
Cash and cash equivalents at beginning of period                        20,512,918        1,044,094
                                                                      ------------      -----------
Cash and cash equivalents at end of period                            $  1,840,412      $ 1,593,663
                                                                      ============      ===========

Cash paid during the period for:
     Income taxes                                                     $    888,459      $   609,917
                                                                      ============      ===========

     Interest                                                         $    208,644      $    94,701
                                                                      ============      ===========



See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)


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

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 1996 and 1997 are not necessarily indicative of the operating results to be expected for a full year.

(2)   INVENTORIES

      Inventories at December 31, 1996 and March 31, 1997 consist of the following:

                          1996             1997
                      -----------       ----------
Piece goods           $ 3,028,686       $2,949,484
Work in process         1,612,459        1,567,744
Finished goods          5,455,978        5,264,399
                      -----------       ----------
                      $10,097,123       $9,781,627
                      ===========       ==========

(3)   CREDIT FACILITIES

The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. The credit facilities expire on June 30, 1997 when the Company expects the facilities to be renewed. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of March 31, 1997, $6,800,000 of borrowings, bearing interest at an average rate of 7.59%, and $2,528,637 of commercial letters of credit were outstanding under the credit facilities. At March 31, 1997, available borrowings under the facilities were $25,671,363.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)


One of the Company's subsidiaries has a factoring arrangement with a bank whereby the Company's subsidiary assigns and sells substantially all of its trade accounts receivable to a factor, without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. At March 31, 1997, the subsidiary had amounts due from the factor related to such arrangement of $7,081,084, net of allowances.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of earnings of the Company for the three months ended March 31, 1996 and 1997.

                                                     1996           1997
                                                   ------         ------

Net sales                                           100.0%         100.0%
                                                   ------         ------
Gross profit                                         36.5           31.5
Selling, general and administrative expenses         25.1           30.9
                                                   ------         ------
Operating earnings                                   11.4            0.6
Other income, net                                     1.8            2.9
Interest expense, net                                (0.5)          (0.3)
Provision for income taxes                           (4.9)          (1.3)
                                                   ------         ------
Net earnings                                          7.8%           1.9%
                                                   ======         ======

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net sales. Net sales decreased 9.5%, from $28.3 million in 1996 to $25.6 million in 1997. The decrease is attributable primarily to a decline in sales of the Marisa Christina division which was offset to some extent by increased sales by the Flapdoodles division.

         Gross Profit. Gross profit decreased 22.3%, from $10.3 million in 1996 to $8.0 million in 1997 as a result of lower sales and gross margin. As a percentage of net sales, gross profit decreased from 36.5% in 1996 to 31.5% in 1997. The decline in the gross profit percentage for the 1997 quarter was attributable primarily to lower margins with respect to the Adrienne Vittadini division's "Options" line which had lower than desired sell through for the fall and spring seasons and is being relaunched and renamed "Vittadini" for fall 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.3%, from $7.1 million in 1996 to $7.9 million in 1997. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 25.1% in 1996 to 30.9% in 1997. This increase is primarily attributable to the planned additional advertising and promotion costs of approximately $1 million to build brand awareness.

         Other Income, Net. Other income consists of royalty, licensing and copyright infringement income. The increase of $219,000 is due principally to the Adrienne Vittadini division, which had net royalty income of approximately $679,000 in 1997.

         Interest Expense, Net. Interest expense decreased from $142,000 in 1996 to $78,000 in 1997, principally as the result of lower average outstanding borrowings.

         Income Taxes. Income taxes decreased from $1.4 million in 1996 to $0.3 million in 1997 as the result of lower earnings. The Company's effective income tax rates for the three months ended March 31, 1996 and 1997 were 39% and 39.5%, respectively.

         Net Earnings. Net earnings declined 77.7% as a result of lower net sales and gross margins together with higher costs to build brand awareness.

SEASONALITY

         The Company's business is seasonal, with a substantial portion of its revenues and earnings accruing during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for these garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from Holiday, the Company's largest selling season and Back-to-School and Fall, the Company's next largest seasons, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resorts, Spring/Summer and Early Fall collections average 5 to 10% lower than in other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of March 31, 1997, $6,800,000 of borrowings and $2,528,637 of commercial letters of credit were outstanding under the credit facilities. At March 31, 1997, available borrowings under the facilities were $25,671,363.

         In January 1996 the Company acquired AVI for cash of $19,601,000, including transaction costs and 147,679 shares of the Company's common stock. The cash portion of the acquisition was financed with existing cash reserves.

         During 1997, the Company has planned capital expenditures of approximately $1.3 million, primarily to upgrade warehouse and computer systems, leasehold improvements and in-store shops. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facility. Capital expenditures during the three months ended March 31, 1997 were approximately $188,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K - no reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

Exhibit 24.1 - Financial Data Schedule.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  May 12, 1997                      /s/   S. E. Melvin Hecht
      --------------------               ------------------------
                                         S. E. Melvin Hecht
                                         Chief Financial Officer and Treasurer