Form 10-Q
period 1997-06-30
MARISA CHRISTINA INC
filed 1997-08-13
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended ____________June 30, 1997_____________________________

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________to _______________________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

     The number of shares outstanding of the Company's Common Stock on August 1, 1997 were 8,384,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements:

              Consolidated Balance Sheets as of December 31, 1996
                 and June 30, 1997 (Unaudited)                                                               2

              Consolidated Statements of Earnings for the Three and Six Months
                 Ended June 30, 1996 and 1997 (Unaudited)                                                    3

              Consolidated Statement of Stockholders' Equity for the Six Months
                 Ended June 30, 1997 (Unaudited)                                                             4

              Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 1996 and 1997 (Unaudited)                                                    5

              Notes to Consolidated Financial Statements (Unaudited)                                         6

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                         8


PART II.  OTHER INFORMATION

Item 1:       Legal Proceedings                                                                             11

Item 5:       Other Information                                                                             11

Item 6:       Exhibits and Reports on Form 8-K                                                              11


SIGNATURES                                                                                                  12

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   DECEMBER 31,            JUNE 30,
           ASSETS                                                    1996 (1)                1997
           ------                                                    --------                ----
Current assets:
     Cash and cash equivalents                                     $  1,044,094         $  1,145,362
     Accounts receivable, less allowance for doubtful
        accounts of $73,344 in 1996 and $157,866
        in 1997                                                       9,080,251            8,513,401
     Due from factor, net of allowances                               5,967,379            5,057,553
     Inventories                                                     10,097,123           10,384,734
     Prepaid expenses and other current assets                        3,144,683            4,283,345
     Prepaid income taxes                                                    --               53,627
                                                                   ------------         ------------
               Total current assets                                  29,333,530           29,438,022
Property and equipment, net                                           2,672,823            2,780,255
Goodwill, less accumulated amortization of $2,784,616
     in 1996 and $3,681,687 in 1997                                  32,940,650           32,228,380
Other assets                                                          1,252,930            1,158,396
                                                                   ------------         ------------
               Total assets                                        $ 66,199,933         $ 65,605,053
                                                                   ============         ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable to banks                                        $  3,500,000         $  3,300,000
     Accounts payable                                                 5,601,769            5,420,907
     Income taxes payable                                               662,652                   --
     Accrued expenses and other current liabilities                   1,942,725            1,426,534
                                                                   ------------         ------------
               Total current liabilities                             11,707,146           10,147,441
Other liabilities                                                       278,000              278,000
                                                                   ------------         ------------
               Total liabilities                                     11,985,146           10,425,441
                                                                   ------------         ------------
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized, none issued                                              --                   --
     Common stock, $.01 par value; 15,000,000 shares
        authorized, 8,586,769 shares issued and outstanding
        in 1996 and 1997                                                 85,868               85,868
     Additional paid-in capital                                      31,653,186           31,653,186
     Retained earnings                                               24,413,471           25,378,296
     Cumulative translation adjustment                                   16,612               16,612
     Treasury stock, 202,000 common shares at cost                   (1,954,350)          (1,954,350)
                                                                   ------------         ------------
               Total stockholders' equity                            54,214,787           55,179,612
                                                                   ------------         ------------
               Total liabilities and stockholders' equity          $ 66,199,933         $ 65,605,053
                                                                   ============         ============


(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1996.


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    JUNE 30,                            JUNE 30,
                                              -----------------------               ----------------
                                              1996               1997               1996              1997
                                         ------------       ------------       ------------       -----------
Net sales                                 $21,386,789       $ 19,600,192       $ 49,648,695       $45,170,387
Cost of goods sold                         14,109,519         13,600,899         32,056,910         31,121,772
                                         ------------       ------------       ------------       -----------
        Gross profit                        7,277,270          5,999,293         17,591,785         14,048,615
Selling, general and administrative
     expenses                               6,810,841          5,889,458         13,901,388         13,786,525
                                         ------------       ------------       ------------       -----------
        Operating earnings                    466,429            109,835          3,690,397            262,090
Other income, net                             399,553            760,245            918,316          1,497,677
Interest expense, net                        (214,148)           (86,964)          (356,152)          (165,042)
                                         ------------       ------------       ------------       -----------
        Earnings before provision
           for income taxes                   651,834            783,116          4,252,561          1,594,725
Provision for income taxes                    224,331            308,886          1,626,815            629,900
                                         ------------       ------------       ------------       -----------
Net earnings                             $    427,503       $    474,230       $  2,625,746       $    964,825
                                         ============       ============       ============       ===========

Weighted average shares
     outstanding                            8,586,058          8,384,769          8,584,050          8,384,769
                                         ============       ============       ============       ===========
Earnings per share                       $        .05       $        .06       $        .31       $       .12
                                         ============       ============       ============       ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                         ADDITIONAL
                                    COMMON STOCK          PAID-IN        RETAINED       TRANSLATION    TREASURY
                                 SHARES     AMOUNT        CAPITAL        EARNINGS       ADJUSTMENTS      STOCK          TOTAL
                                 ------     ------        -------        --------       -----------      -----          -----
Balance at December 31,
     1996                      8,586,769   $ 85,868  $   31,653,186    $  24,413,471  $   16,612      $(1,954,350)   $54,214,787
Net earnings for the six
     months ended
     June 30, 1997                     -          -               -          964,825           -             -           964,825
                               ---------   --------  --------------    -------------  ----------     -----------     -----------
Balance at June 30,
     1997                      8,586,769   $ 85,868  $   31,653,186    $  25,378,296  $   16,612     $(1,954,350)    $55,179,612
                               =========   ========  ==============    =============  ==========     ===========     ===========



See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

                                                                                1996              1997
                                                                                ----              ----
Cash flows from operating activities:
     Net earnings                                                           $ 2,625,746       $   964,825
     Adjustments to reconcile net earnings to net cash provided
        (used) by operating activities:
           Depreciation and amortization                                      1,268,499         1,333,858
           Provision for doubtful accounts                                      160,037           200,845
           Changes in assets and liabilities, net of effects
               from purchase of Adrienne Vittadini, Inc. in 1996:
                  Decrease in accounts receivable and due from factor         1,810,421         1,275,831
                  (Increase) decrease in inventories                          1,359,013          (287,611)
                  Increase in prepaid expenses and other current
                    assets                                                   (1,617,027)       (1,138,662)
                  Increase in prepaid income taxes                           (1,021,500)          (53,627)
                  (Increase) decrease in other assets                           (24,319)           94,534
                  Decrease in accounts payable                               (3,537,571)         (180,862)
                  Decrease in accrued expenses and
                    other current liabilities                                (4,373,534)         (516,191)
                  Decrease in income taxes payable                             (757,101)         (662,652)
                                                                            -----------       -----------
                  Net cash provided (used) by operating activities           (4,107,336)        1,030,288
                                                                            -----------       -----------
Cash flows used in investing activities:
     Acquisitions of property and equipment                                    (330,118)         (544,219)
     Acquisition of Adrienne Vittadini, Inc. net of cash
        acquired (note 3)                                                   (17,804,994)               --
     Other                                                                           --          (184,801)
                                                                            -----------       -----------
               Net cash used in investing activities                        (18,135,112)         (729,020)
                                                                            -----------       -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                      62,920                --
     Borrowings (repayments) from banks, net                                  2,718,761          (200,000)
     Other                                                                        1,931                --
                                                                            -----------       -----------
               Net cash provided by (used in) financing activities            2,783,612          (200,000)
                                                                            -----------       -----------
Net increase (decrease) in cash and cash equivalents                        (19,458,836)          101,268
Cash and cash equivalents at beginning of period                             20,512,918         1,044,094
                                                                           ------------       -----------
Cash and cash equivalents at end of period                                 $  1,054,082       $ 1,145,362
                                                                           ============       ===========
Cash paid during the period for:
     Income taxes                                                          $  3,338,058       $ 1,280,717
                                                                           ============       ===========

     Interest                                                              $    423,964       $   184,741
                                                                           ============       ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)


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

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 1996 and 1997 are not necessarily indicative of the operating results to be expected for a full year.

(2)   INVENTORIES

      Inventories at December 31, 1996 and June 30, 1997 consist of the following:

                                                    1996            1997
                                                -----------      ----------
Piece goods                                     $ 3,028,686      $3,200,279
Work in process                                   1,612,459       1,568,824
Finished goods                                    5,455,978       5,615,631
                                                -----------      ----------
                                                $10,097,123      $10,384,734
                                                ===========      ==========


(3)   CREDIT FACILITIES

The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. The credit facilities expire on June 30, 1998 when the Company expects the facilities to be renewed. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of June 30, 1997, $3,300,000 of borrowings, bearing interest at an average rate of 6.85%, and $5,717,462 of commercial letters of credit were outstanding under the credit facilities. At June 30, 1997, available borrowings under the facilities were $25,982,538.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)


One of the Company's subsidiaries has a factoring arrangement with a bank whereby the Company's subsidiary assigns and sells substantially all of its trade accounts receivable to a factor, without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. At June 30, 1997, the subsidiary had amounts due from the factor related to such arrangement of $5,057,553, net of allowances.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of earnings of the Company for the three and six month periods ended June 30, 1996 and 1997.

                                                         Three Months                Six Months
                                                            Ended                       Ended
                                                           June 30,                    June 30,
                                                    -----------------------     -------------------
                                                     1996          1997          1996          1997
                                                    ------        ------        ------        ------
Net sales                                            100.0%        100.0%        100.0%        100.0%
                                                    ------        ------        ------        ------
Gross profit                                          34.0          30.6          35.4          31.1
Selling, general and administrative expenses          31.8          30.1          28.0          30.5
                                                    ------        ------        ------        ------
Operating earnings                                     2.2           0.5           7.4           0.6
Other income, net expense                              1.9           3.9           1.9           3.3
Interest income (expense), net                        (1.0)          (.4)          (.7)          (.4)
Provision for income taxes                            (1.1)         (1.6)         (3.3)         (1.4)
                                                    ------        ------        ------        ------
Pro forma net earnings                                 2.0%          2.4%          5.3%          2.1%
                                                    ======        ======        ======        ======


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Net sales. Net sales decreased 8.4%, from $21.4 million in 1996 to $19.6 million in 1997. The decrease is attributable primarily to a decline in sales of the Marisa Christina division which was offset to some extent by increased sales by the Flapdoodles division.

      Gross Profit. Gross profit decreased 17.8%, from $7.3 million in 1996 to $6.0 million in 1997 as a result of lower sales and gross margin. As a percentage of net sales, gross profit decreased from 34.0% in 1996 to 30.6% in 1997. The decline in the gross profit percentage for the 1997 quarter was attributable primarily to lower margins with respect to the Adrienne Vittadini division's "Options" line, which had lower than desired sell through for the Spring season and is being relaunched and renamed "Vittadini" for Fall 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 13.2%, from $6.8 million in 1996 to $5.9 million in 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 31.8% in 1996 to 30.1% in 1997. This decrease is primarily attributable to variable expenses related to lower sales volume and also to the Company's ongoing efforts to reduce operating expenses.

      Other Income, Net. Other income consists of royalty, licensing and copyright infringement income. The increase of $360,000 is due principally to the Adrienne Vittadini division, which had net royalty income of approximately $686,000 in 1997.

      Interest Expense, Net. Interest expense decreased from $214,000 in 1996 to $87,000 in 1997, principally as the result of lower average outstanding borrowings.

      Income Taxes. Income taxes increased from $224,000 in 1996 to $309,000 in 1997 as the result of higher earnings. The Company's effective income tax rates for the three months ended June 30, 1996 and 1997 were 34.4% and 39.4%, respectively.

      Net Earnings. Net earnings increased by $47,000 in 1997 over 1996 principally as the result of higher royalty income and lower interest expense offset by lower operating earnings.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

      Net Sales. Net sales decreased 8.9%, from $49.6 million in 1996 to $45.2 million in 1997. The decrease is attributable primarily to a decline in sales of the Marisa Christina division which was offset to some extent by increased sales by the Flapdoodles division.

      Gross Profit. Gross profit decreased 20.4%, from $17.6 million in 1996 to $14.0 million in 1997 as a result of lower sales and gross margin. As a percentage of net sales, gross profit decreased from 34.5% in 1996 to 31.1% in 1997. The decline in the gross profit percentage for the 1997 six months was attributable primarily to lower margins with respect to the Adrienne Vittadini division's "Options" line, which had lower than desired sell through for the Spring season and is being relaunched and renamed "Vittadini" for Fall 1997.

      Selling, General and Administrative Expense. Selling, general and administrative expenses decreased 0.7%, from $13.9 million in 1996 to $13.8 million in 1997. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 28.0% in 1996 to 30.5% in 1997, as a result of the lower sales volume.

     Other Income, Net. Other income consists of royalty, licensing and copyright infringement income. The increase of $579,000 is due principally to the Adrienne Vittadini division, which had net royalty income of approximately $1,365,000 in 1997. Management does not anticipate that the Company will experience an increase of similar magnitude during the second six months of 1997.

      Interest Income, Net. Interest expense decreased from $356,000 in 1996 to $165,000 in 1997, principally as the result of lower average outstanding borrowings.

      Income Taxes. Income taxes decreased from $1.6 million in 1996 to $0.6 million in 1997 as the result of lower earnings. The Company's effective income tax rates for the six months ended June 30, 1996 and 1997 were 38.3% and 39.5%, respectively.

      Net Earnings. Net earnings declined by $1.7 million in 1997 as compared to 1996 as the result of lower operating earnings offset by higher royalties and lower interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of June 30, 1997, $3,300,000 of borrowings and $5,717,462 of commercial letters of credit were outstanding under the credit facilities. At June 30, 1997, available borrowings under the facilities were $25,982,538.

      In January 1996 the Company acquired AVI for cash of $19,601,000, including transaction costs and 147,679 shares of the Company's common stock. The cash portion of the acquisition was financed with existing cash reserves.

      During 1997, the Company has planned capital expenditures of approximately $1.3 million, primarily to upgrade warehouse and computer systems, leasehold improvements and in-store shops. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facility. Capital expenditures during the six months ended June 30, 1997 were approximately $544,000.

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

ITEM 5.    OTHER INFORMATION

Peter Boneparth resigned from the Board as a result of accepting a senior executive position with another apparel company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended June 30, 1997.

Exhibit 27.  Financial Data Schedule

Exhibit 28.  Press release dated August 7, 1997

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  August 13, 1997                    /s/   S. E. Melvin Hecht
      ----------------                    ------------------------
                                          S. E. Melvin Hecht
                                          Chief Financial Officer and Treasurer