Form 10-Q
period 1997-09-30
MARISA CHRISTINA INC
filed 1997-11-13
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to


Commission File Number:                    0-24176



                         Marisa Christina, Incorporated
             (Exact name of registrant as specified in its charter)



Delaware                                                     11-3216809
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



8101 Tonnelle Avenue, North Bergen, New Jersey                07047-4601
(Address of principal executive offices)                      (Zip Code)



                                 (201) 758-9800
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No/ /

     The number of shares outstanding of the Company's Common Stock on October 31, 1997 were 8,384,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX



                                                                                                          Page
                                                                                                          ----

PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements:

              Consolidated Balance Sheets as of December 31, 1996
                 and September 30, 1997 (Unaudited)                                                          2

              Consolidated Statements of Earnings for the Three and Nine Months
                 Ended September 30, 1996 and 1997 (Unaudited)                                               3

              Consolidated Statement of Stockholders' Equity for the Nine Months
                 Ended September 30, 1997 (Unaudited)                                                        4

              Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1996 and 1997 (Unaudited)                                               5

              Notes to Consolidated Financial Statements (Unaudited)                                         6

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                         9


PART II.  OTHER INFORMATION

Item 1:       Legal Proceedings                                                                             13

Item 6.       Exhibits and Reports on Form 8-K                                                              13


SIGNATURES                                                                                                  14

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    DECEMBER 31,       SEPTEMBER 30,
           ASSETS                                                      1996 (1)             1997
           ------                                                   ------------       -------------
Current assets:
     Cash and cash equivalents                                     $  1,044,094        $    993,241
     Accounts receivable, less allowance for doubtful
        accounts of $73,344 in 1996 and $213,822 in 1997              9,080,251          13,296,774
     Due from factor, net of allowances                               5,967,379           7,930,643
     Inventories                                                     10,097,123          12,056,286
     Prepaid expenses and other current assets                        3,144,683           4,323,436
                                                                   ------------        ------------
               Total current assets                                  29,333,530          38,600,380
Property and equipment, net                                           2,672,823           2,972,007
Goodwill, less accumulated amortization of $2,784,616
     in 1996 and $3,945,422 in 1997                                  32,940,650          31,779,844
Other assets                                                          1,252,930           1,348,435
                                                                   ------------        ------------
               Total assets                                        $ 66,199,933        $ 74,700,666
                                                                   ============        ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
     Loans payable to banks                                        $  3,500,000        $  8,800,000
     Accounts payable                                                 5,601,769           7,743,493
     Income taxes payable                                               662,652              43,516
     Accrued expenses and other current liabilities                   1,942,725           2,022,306
                                                                   ------------        ------------
               Total current liabilities                             11,707,146          18,609,314
Other liabilities                                                       278,000             278,000
                                                                   ------------        ------------
               Total liabilities                                     11,985,146          18,887,314
                                                                   ------------        ------------
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized, none issued
     Common stock, $.01 par value; 15,000,000 shares
        authorized, 8,586,769 shares issued and outstanding
        in 1996 and 1997                                                 85,868              85,868
     Additional paid-in capital                                      31,653,186          31,653,186
     Retained earnings                                               24,413,471          26,012,035
     Cumulative translation adjustment                                   16,612              16,612
     Treasury stock, 202,000 shares of common stock, at cost         (1,954,750)         (1,954,350)
                                                                   ------------        ------------
               Total stockholders' equity                            54,214,787          55,813,351
                                                                   ------------        ------------
               Total liabilities and stockholders' equity          $ 66,199,933        $ 74,700,666
                                                                   ============        ============

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1996.


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)


                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                          --------------------------------        --------------------------------
                                              1996                1997                 1996                1997
                                          ------------        ------------        ------------        ------------
Net sales                                 $ 33,148,541        $ 28,375,373        $ 82,797,236        $ 73,545,760
Cost of goods sold                          21,524,340          19,975,115          53,581,250          51,096,887
                                          ------------        ------------        ------------        ------------
        Gross profit                        11,624,201           8,400,258          29,215,986          22,448,873
Selling, general and administrative
     expenses                                8,650,426           7,725,774          22,551,814          21,512,299
                                          ------------        ------------        ------------        ------------
        Operating earnings                   2,973,775             674,484           6,664,172             936,574
Other income, net                              803,931             484,520           1,722,247           1,982,197
Interest expense, net                         (288,836)           (111,537)           (644,988)           (276,579)
                                          ------------        ------------        ------------        ------------
        Earnings before provision
           for income taxes                  3,488,870           1,047,467           7,741,431           2,642,192
Provision for income taxes                   1,388,341             413,728           3,015,156           1,043,628
                                          ------------        ------------        ------------        ------------
Net earnings                              $  2,100,529        $    633,739        $  4,726,275        $  1,598,564
                                          ============        ============        ============        ============

Weighted average shares
     outstanding                             8,422,128           8,384,769           8,530,076           8,384,769
                                          ============        ============        ============        ============
Earnings per share                        $       0.25        $       0.08        $       0.55        $       0.19
                                          ============        ============        ============        ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)



                                                     ADDITIONAL                    CUMULATIVE
                              COMMON STOCK            PAID-IN          RETAINED    TRANSLATION     TREASURY
                          SHARES       AMOUNT         CAPITAL          EARNINGS     ADJUSTMENT       STOCK             TOTAL
                        ---------      -------      -----------      -----------   -----------     -----------       -----------

Balance at
     December 31,
     1996               8,586,769      $85,868      $31,653,186      $24,413,471      $16,612      $(1,954,350)      $54,214,787
Net earnings for
     the nine
     months ended
     September 30,
     1997                      --           --               --        1,598,564           --               --         1,598,564
                        ---------      -------      -----------      -----------      -------      -----------       -----------
Balance at
     September 30,
     1997               8,586,769      $85,868      $31,653,186      $26,012,035      $16,612      $(1,954,350)      $55,813,351
                        =========      =======      ===========      ===========      =======      ===========       ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)

                                                                             1996              1997
                                                                        ------------       -----------
Cash flows from operating activities:
     Net earnings                                                       $  4,726,275       $ 1,598,564
     Adjustments to reconcile net earnings to net cash
        used by operating activities:
           Depreciation and amortization                                   1,926,191         1,970,083
           Changes in assets and liabilities:
               Accounts receivable                                        (1,464,478)       (6,179,787)
               Inventories                                                    (1,723)       (1,959,163)
               Prepaid expenses and other current
                  assets                                                    (380,742)       (1,178,753)
               Other assets                                                   55,706           (95,505)
               Accounts payable                                           (1,412,597)        2,141,724
               Accrued expenses and other current liabilities             (3,617,412)           79,581
               Income taxes payable                                         (496,946)         (619,136)
                                                                        ------------       -----------
               Net cash used by operating activities                        (665,726)       (4,242,392)
                                                                        ------------       -----------
Cash flows used in investing activities:
     Acquisitions of property and equipment                                 (479,137)         (928,249)
     Acquisition of Adrienne Vittadini, Inc. net of cash
        acquired (note 3)                                                (17,804,994)               --
     Other                                                                        --          (180,212)
                                                                        ------------       -----------
               Net cash used in investing activities                     (18,284,131)       (1,108,461)
                                                                        ------------       -----------
Cash flows from financing activities:
     Borrowings from banks, net                                            1,768,963         5,300,000
     Proceeds from issuance of common stock                                   62,920                --
     Acquisition of treasury stock                                        (1,954,350)               --
     Other                                                                     1,931                --
                                                                        ------------       -----------
               Net cash provided by (used in) financing activities          (120,536)        5,300,000
                                                                        ------------       -----------
Net decrease in cash                                                     (19,070,393)          (50,853)
Cash at beginning of period                                               20,512,918         1,044,094
                                                                        ------------       -----------
Cash at end of period                                                   $  1,442,525       $   993,241
                                                                        ============       ===========
Cash paid during the period for:
     Income taxes                                                       $  3,447,425       $ 1,586,564
                                                                        ============       ===========

     Interest                                                           $    716,264       $   298,231
                                                                        ============       ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)


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

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 1996 and 1997 are not necessarily indicative of the operating results to be expected for a full year.

(2)   INVENTORIES

      Inventories at December 31, 1996 and September 30, 1997 consist of the following:

                                                  1996                   1997
                                              -----------            -----------
Piece goods                                   $ 3,028,686            $ 3,386,529
Work in process                                 1,612,459              1,572,523
Finished goods                                  5,455,978              7,097,234
                                              -----------            -----------
                                              $10,097,123            $12,056,286
                                              ===========            ===========

(3)   CREDIT FACILITIES

      The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. The credit facilities expire on June 30, 1998 when the Company expects the facilities to be renewed. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the bank's prime rate or LIBOR plus 1% at the Company's options. As of September 30, 1997, $8,800,000 of borrowings and $4,592,360 of commercial letters of credit were outstanding under the credit facilities. At September 30, 1997, available borrowings under the facility were $21,607,640.

      One of the Company's subsidiaries has a factoring arrangement with a bank whereby the Company's subsidiary assigns and sells substantially all of its trade accounts receivable to a factor, without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. At September 30, 1997, the subsidiary had amounts due from factor related to such arrangement of $7,930,643, net of allowances. The Company terminated the factoring arrangement as of this date.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS AND CURRENT PLANS

     Results for the remainder of 1997, as well as the first half of 1998 will be below historical levels. While Flapdoodles continued its growth and strong profitability, third quarter results were adversely impacted by weaker sales and customer demand at the Marisa Christina and Adrienne Vittadini divisions. Sales, as well as bookings for the Fall, Holiday, Cruise and Spring seasons at both its Marisa Christina and Adrienne Vittadini divisions have been disappointing, which will negatively impact results for the next three quarters. In addition, to the extent the Company's customers experience weaker demand at the retail level, the Company may have to provide additional markdown allowances as well as provisions for losses on excess purchase commitments for Cruise and Spring 1998 merchandise. The combination of these factors could result in the Company recording a fourth quarter charge of up to $6 million for inventory and markdown reserves. Management will not be able to quantify the required provisions until completion of discussions with major customers as to their sell through for the retail selling seasons and the final tally of orders for Spring 98 goods, which cannot be totally completed until mid first quarter of 1998.

     In addition, the decline in operating results of the Adrienne Vittadini Division will require management to evaluate the future prospects of the division to determine if there has been any impairment in the goodwill recorded in the acquisition of the Adrienne Vittadini Division in January 1996. This assessment will not be made until after year end.

     In order to meet the challenges of changing consumer habits and a shift in the buying patterns of major department stores to megabrands, the Company is aggressively instituting a set of initiatives to strengthen its management team as well as cut costs and streamline operations. These initiatives, some of which are expected to result in non-recurring charges during the fourth quarter of 1997, are summarized as follows:

     - The Company has commenced a search for a President of the Adrienne Vittadini Division, as well as a new Vice President of Sales. The Marisa Christina Division recently completed a search for a new Vice President of Sales. The search fees and related costs will approximately $300,000.

     - In October, the Company consolidated the administrative and warehousing facilities of Adrienne Vittadini and Marisa Christina, as well as conformed their computer and information systems, thus eliminating the need to maintain Adrienne Vittadini's hardware and software. Costs associated with the move, including severance costs, settling union related issues, and other related matters will result in a charge of approximately $1 million dollars most of which will be incurred and paid in the fourth quarter. Cost savings resulting from the consolidation of the two facilities could reach approximately $800,000 in 1998.

     - The Company is investigating the possibility of terminating or renegotiating the Adrienne Vittadini and Marisa Christina showroom leases with the goal of moving into less expensive and contiguous showrooms. If realized, the termination of existing leases and write-offs of the related leasehold improvements could result in a fourth quarter charge of approximately $1.5 million. Cost savings under new lease arrangements could be up to $750,000 annually.

     Based on the current forecasts for the fourth quarter, encompassing the impact of all the factors enumerated, (including markdowns as well non-recurring charges), net sales for 1997 are likely to be in the range of approximately $90 million with the Company having a net loss of up to $3.8 million or $.45 per share, or other than any charge for the impairment of goodwill.

      The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of earnings of the Company for the three and nine months periods ended September 30, 1996 and 1997.


                                                       Three Months                Nine Months
                                                           Ended                      Ended
                                                       September 30,              September 30,
                                                  --------------------        --------------------
                                                    1996          1997          1996          1997
                                                  ------        ------        ------        ------
Net sales                                          100.0%        100.0%        100.0%        100.0%
                                                  ------        ------        ------        ------
Gross profit                                        35.1          29.6          35.3          30.5
Selling, general and administrative expenses        26.1          27.2          27.2          29.3
                                                  ------        ------        ------        ------
Operating earnings                                   9.0           2.4           8.1           1.3
Other income, net                                    2.4           1.8           2.0           2.7
Interest expense, net                               (0.9)         (0.4)         (0.8)         (0.4)
Provision for income taxes                          (4.2)         (1.5)         (3.6)         (1.4)
                                                  ------        ------        ------        ------
Net earnings                                         6.3%          2.2%          5.7%          2.2%
                                                  ======        ======        ======        ======

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales. Net sales decreased by 14.2% from $33.1 million in 1996 to $28.4 million in 1997. This decrease was primarily attributable to sales declines in the Marisa Christina and Adrienne Vittadini divisions as a result of a downturn experienced in the retail environment.

      Gross Profit. Gross profit decreased 27.6%, from $11.6 million in 1996 to $8.4 million in 1997. As a percentage of net sales, gross profit decreased from 35.1% in 1996 to 29.6% in 1997. The decline in the gross profit percentage for the quarter was attributable to lower margins due to markdowns at Marisa Christina and Adrienne Vittadini divisions as a result of the poor retail environment.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 10.7%, from $8.6 million in 1996 to $7.7 million in 1997. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 26.1% in 1996 to 27.2% in 1997 due to the decreased volume of sales without a corresponding decrease in expenses.

      Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. Other income decreased by approximately $319,000 in 1997 compared to 1996 primarily as a result of the timing of license income.

      Interest Expense, Net. Interest expense, net decreased from approximately $289,000 in 1996 to $112,000 in 1997, principally as the result of lower average outstanding borrowings.

      Income Taxes. Income taxes decreased from $1.4 million in 1996 to $414,000 in 1997 as the result of lower earnings. The Company effective income tax rate for the three months ended September 30, 1997 was 39.5% compared to 39.8% during the same period in 1996.

      Net earnings. Net earnings decreased by $1.5 million in 1997 and 1996 principally as a result of lower sales and lower gross margins.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      Net Sales. Net sales decreased 11.2%, from $82.8 million in 1996 to $73.6 million in 1997. This decrease was primarily attributed to sales declines in the Marisa Christina and Adrienne Vittadini divisions as a result of the poor retail environment.

      Gross Profit. Gross profit decreased 23.2%, from $29.2 million in 1996 to $22.5 million in 1997. As a percentage of net sales, gross profit decreased from 35.3% in 1996 to 30.5% in 1997. The decline in the gross profit percentage was attributable to lower margins due to markdowns at Marisa Christina and Adrienne Vittadini divisions as a result of the poor retail environment.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.6%, from $22.6 million in 1996 to $21.5 million in 1997. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 27.2% in 1996 to 29.3% in 1997. This increase is primarily attributable to decreased volume of sales without a corresponding decrease in expenses.

      Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. Other income increased by $260 million in 1997 compared to 1996.

      Interest Expense, net. Interest expense, net decreased from approximately $645,000 in 1996 to $277,000 in 1997, principally as the result of lower average outstanding borrowings.

      Income Taxes. Income taxes decreased from $3.0 million in 1996 to $1 million in 1997 as the result of lower earnings. The Company's effective income tax rate for the nine months ended September 30, 1997 was 39.5% compared to 38.9% during the same period in 1996.

      Net Earnings. Net earnings declined by $3.1 million in 1997 over 1996 principally as a result of lower sales and lower gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the bank's prime rate or LIBOR plus 1% at the Company's options. As of September 30, 1997, $8,800,000 of borrowings and $4,592,360 of commercial letters of credit were outstanding under the credit facilities. At September 30, 1997, available borrowings under the facility were $21,607,640.

      During 1997, the Company has planned capital expenditures of approximately $1,300,000, primarily to upgrade warehouse and computer systems, leasehold improvements and in-store shops. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facility. Capital expenditures during the nine months ended September 30, 1997 were approximately $928,000.

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

FORWARD LOOKING INFORMATION

Except for historical information contained herein, the statements in this release are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the success of future advertising and marketing programs, the receipt and timing of future customer orders, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins. Those and other risks are described in the Company's filings with the Securities and Exchange Commission (SEC), copies of which are available from the SEC or may be obtained upon request from the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

27 Financial Data Schedule

99 Press Release of November 11, 1997

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  November 14, 1997                   /s/   S. E. Melvin Hecht
      --------------------------------     ------------------------
                                           S. E. Melvin Hecht
                                           Chief Financial Officer and Treasurer

                                EXHIBIT INDEX


27 Financial Data Schedule

99 Press Release of November 11, 1997