Form 10-K405
period 1997-12-31
MARISA CHRISTINA INC
filed 1998-03-31
CIK 923149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
      ____________

                         Commission File Number 0-24176
                         MARISA CHRISTINA, INCORPORATED
             (Exact name of Registrant as specified in its charter)

       Delaware                                              11-3216809
------------------------                                     -------------------
(State of Incorporation)                                     (I.R.S.Employer
                                                             Identification No.)

8101 Tonnelle Avenue, North Bergen, New Jersey               07047-4601
----------------------------------------------               ----------
(Address of principal executive offices)                     (Zip Code)
Registrant's telephone number, including area code:          (201) 758-9800
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

Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X|

As of March 6, 1998, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $25 million based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 6, 1998. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

       Class                                    Outstanding at March 6, 1998
       -----                                    ----------------------------
Common stock, par value $0.01 per share               8,159,769 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

Part I

Item 1.  Business.........................................................1

Item 2.  Properties.......................................................7

Item 3.  Legal Proceedings................................................8

Item 4.  Submission of Matters to a Vote of Security Holders..............8

   --    Executive Officers of Registrant.................................8

Part II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.....................................10

Item 6.  Selected Financial Data.........................................11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................12

Item 8.  Consolidated Financial Statements and Supplementary Data........17

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..........................37

Part III

Item 10. Directors and Executive Officers of Registrant..................38

Item 11. Executive Compensation..........................................38

Item 12. Security Ownership of Certain Beneficial Owners and Management..38

Item 13. Certain Relationships and Related Transactions..................38

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K ....................................................39

                                     PART I

Item 1. Business

Overview

Marisa Christina, Incorporated (the "Company") designs, manufactures, sources and markets a broad line of high quality clothing for women under the Marisa Christina (TM) and Adrienne Vittadini(TM) labels and for children under the Flapdoodles (TM) label.

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

Principal Product Lines

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

Marisa Christina offers five "lines" per year. Each offering covers various seasons, i.e., fall, holiday, resort, spring and transitional or early fall. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each line consists of approximately 150 different styles organized into twelve to eighteen groupings. These are marketed under four primary labels: Marisa Christina (Classics), Marisa Canvas, Marisa Studio and Christina Rotelli. In addition the Company offers special sizes, which embrace both petite and large sizes, as well as private label and exclusive merchandise.

In each selling season, Marisa Christina also offers a selection of complementary blouses, skirts, pants and jackets, which when combined with sweaters, creates complete outfits. The Company estimates that approximately 90% of Marisa Christina customers order complementary pieces, and it is Marisa Christina's policy to ship these orders as a group so that it can create a single, unified display of merchandise. In addition certain designs and colors are designated as exclusive merchandise for customers seeking to differentiate themselves from other retailers by creating broad identity and signature looks.

Adrienne Vittadini

Adrienne Vittadini sportswear appeals to a wide range of women who look to the designer for more of a casual expression that goes beyond basics to encompass stylish and flattering designs. The Adrienne Vittadini customer base encompasses young women in their middle thirties to more mature women in their sixties.

The Company positions its product lines into two divisions: the Adrienne Vittadini bridge collection and the Vittadini better-priced line. The bridge collection reflects casual career dressing, athletic-inspired knits as well as sweaters in novelty yarn, stitches and textures. Vittadini is a knitwear-driven, better priced line that includes weekend and weekday dressing alternatives. It includes many of the fashion looks that consumers have come to expect from designer Adrienne Vittadini, combined with high quality and competitive pricing.

Adrienne Vittadini has established herself as a "lifestyle designer" and has built a label that is not just about product but about taste level. This has led to various licensing agreements that include swimwear, eyewear, footwear, scarves and home furnishings, among others.

Flapdoodles

Flapdoodles offers casual yet fashionable clothing for children featuring vibrant colors, all-natural fabrics, unique prints and textile designs. Flapdoodles products consist of infants' and children's sportswear in sizes six months through size 14, swimwear, outerwear and accessories. Five seasons per year are offered and there are deliveries of new style groupings every 30-45 days to ensure a fresh flow of merchandise to Flapdoodles' accounts. Retail prices range from $10-$50 for sportswear, $15-35 for swimwear, $50-$100 for outerwear and $4-$20 for accessories.

Within each seasonal offering, the Flapdoodles line consists of between approximately six and fifteen fashion groups. Fashion groups, usually consisting of four to eight styles per group, may be based on special seasonal fabrics, such as novelty knits, yarn-dyed knits and wovens, or jacquards, or based around a specific print theme. These fresh, original print and textile designs are custom developed by Flapdoodles' design staff and then produced according to its specifications.

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

Design, Production and Raw Materials

Each of the Company's product lines has its own design team, which is responsible for the creation of new and original designs for that product line. The Company believes that its ability to create fresh and original designs while maintaining the "look" of each of its product lines is one of the most important factors to its success.

Marisa Christina has a staff of eight designers and merchandisers located in New York City and five merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for certain labels and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers with expertise in the new product area. Designers are selected on their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology.

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

Adrienne Vittadini supervises a design and merchandising team of eleven people. Located in New York City, these artists and designers create the styles and inspiration that culminate in a wide variety of clothing and licensed products. A significant amount of research and worldwide travel insure that the latest fashion concepts are reflected in Adrienne's products. The staff is informally divided into three teams. One is responsible for the Adrienne Vittadini bridge collection, another for the Vittadini better line and the third for licensed products. The bridge collection has three offerings per year and the better line opens four times a year.

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

Flapdoodles' merchandising and design staff of eleven people creates all Flapdoodles products. The design team is responsible for all aspects of product development, including fabric research and sourcing, textile and print design, color selection and body and silhouette styling. Flapdoodles selects designers who have the ability to understand and interpret the Flapdoodles concept and a strong appreciation for consumer preferences and market factors. In addition to regularly soliciting feedback from the sales and customer service departments regarding customer and consumer preferences, Flapdoodles designers also stay abreast of fashion and market trends by attending trade shows and subscribing to periodicals and fashion and color forecasting services. This information is then synthesized and incorporated into designs that maintain the unique style of Flapdoodles products.

To minimize inventory risk, the Company normally places orders for the production of substantially all Marisa Christina merchandise only upon receipt of customer orders. Flapdoodles' inventory risk is minimized by utilizing the garment-dye process whereby garments are sewn in basic white fabrics and then dyed, allowing Flapdoodles to make commitments to colors later in the selling season after a portion of customer orders have been received. In 1998, AVE intends to adopt similar buying philosophies as those used by Marisa Christina to stabilize margins. This philosophy may adversely affect sales volume.

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

Sales and Marketing

Marisa Christina has a direct sales force of ten full-time salespersons located in the New York showroom who are compensated on a salaried basis. The direct sales force is responsible for Marisa Christina's large department store and specialty store chain accounts. Marisa Christina also utilizes independent sales representatives who market Marisa Christina products to independent specialty stores and boutiques and are compensated on a commission basis. In some cases, these representatives also market products of other non-competing apparel companies that have been approved by the Company. In addition, Marisa Christina has arrangements with independent distributors in Mexico and Canada that sell to various accounts outside the United States on a royalty basis as well as a licensing arrangement in Japan.

Adrienne Vittadini's sales offices are headquartered in New York City. A vice-president of sales and four account executives work with the division's major department and specialty store accounts. Independent sales representatives service regional specialty stores by traveling to the customer and exhibiting at the major markets in Dallas, Los Angeles, Atlanta and Chicago. In addition, five retail specialists work with retailers on product knowledge, implementing in-store shops and special events. A recent special focus on the international market has enlarged Vittadini's presence abroad. Canada, Mexico, Europe and the Pacific Rim are areas presently retailing Adrienne Vittadini products in a meaningful way. Through increased focus and the introduction of licensed products the Company hopes to continue to grow in these markets. National and regional advertising, public relations, in-store shops and personal appearances are some of the methods used to promote the Adrienne Vittadini image.

Flapdoodles maintains seven corporate sales offices and showrooms in the following markets: New York, Boston, Atlanta, Charlotte, Dallas, Los Angeles and San Francisco. In addition to the eleven salespeople who staff the showrooms, eight account representatives located at corporate headquarters in Newark, Delaware provide sales and customer service support. Sales to customers are accomplished at either showrooms, national or regional trade shows and market weeks. All sales persons are compensated on a salaried basis with additional bonus compensation based on performance. Flapdoodles also sells to accounts in Canada and Japan through distributors. In order to promote its products, Flapdoodles uses national trade and consumer magazine advertising, in-store posters, gifts-with-purchases and marketing events such as "Flapdoodles Days" and fashion shows.

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

Seasonality

The Company's business is seasonal, with a substantial portion of its revenues and earnings accruing during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Back-to-School and Fall collections, the Company's largest selling seasons and Holiday, the Company's next largest season, is shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in the other selling seasons. In 1997, net sales of the Company's products in the first quarter were $25.6 million, $19.6 million in the second quarter, $28.4 million in the third quarter and $17.8 million in the fourth quarter.

Customers

The Company's products are sold in approximately 3,500 individual stores by over 3,000 retailers. Approximately 47% of the Company's 1997 net sales consisted of sales to specialty stores and special store chains, including Talbots and Mark Fore & Strike and 47% consisted of sales to department stores, including Dillards, Federated Department Stores, Saks Fifth Avenue, Profitts and Neiman Marcus. The balance was sold internationally to catalog merchandisers and domestically through ten outlet store locations. In 1997, Saks Fifth Avenue, Dillards, Federated Department Stores and Proffits accounted for approximately 9.4%, 5.9%, 5.2% and 5.1%, respectively, of the Company's net sales and were the only customers that accounted for more than 5% of the Company's net sales.

Backlog Orders

At January 31, 1998, the Company had unfilled customer orders of approximately $21.4 million compared to $33.7 million at the same date in 1997. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping orders of the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections and returns of orders do not materially reduce the amount of sales realized from its backlog.

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

Employees

As of December 31, 1997, the Company employed approximately 383 people, including 11 executives, 120 persons in sales, retail, marketing and advertising, 35 persons in design and merchandising, 55 persons in administration, 81 persons in quality control and finishing and 81 persons in production. The Company hires temporary workers during peak production and distribution periods. All other employees are nonunion and management believes its relations with all employees are good.

Item 2. Properties

The Company's principal executive offices, and the offices of Marisa Christina, are located at 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601. Flapdoodles' principal executive offices are located at 725 Dawson Drive, Newark, Delaware 19713. As of December 31, 1997, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

                                                                 Approximate
        Location                      Function                 Square Footage
        --------                      --------                 --------------
North Bergen, New Jersey     Marisa Christina and AVE
                             executive offices                      8,000

New York, New York           Marisa Christina showroom and         15,100
                             design offices

Hong Kong                    Marisa Christina Production and        2,300
                             Quality Control offices

Newark, Delaware             Flapdoodles corporate headquarters,   67,000
                             distribution center and dyehouse

Newark, Delaware             Flapdoodles cutting and storage       27,000

New York, New York           AVE showroom and design offices       17,000

In addition, Flapdoodles leases seven showrooms of approximately 250 to 2,700 square feet each in the following locations: New York, New York; Los Angeles, California; Boston, Massachusetts; Dallas, Texas; San Francisco, California; Atlanta, Georgia; and Charlotte, North Carolina. Flapdoodles at year end operated ten outlet stores totaling approximately 20,000 square feet located in Woodbury, New York; Lancaster, Pennsylvania; Destin, Florida; Gilroy, California; Orlando, Florida; Dillon, Colorado; Clinton, Connecticut; Dawsonville, Georgia; Riverhead, New York; and Wrentham, Connecticut. Each store is approximately 2,000 square feet.

Marisa Christina and AVE have outsourced their receiving, warehousing and shipping functions to a third-party adjacent to their North Bergen facility. Under the outsourcing agreement the Company pays a fixed handling charge per unit with no minimum. Flapdoodles leases its corporate headquarters, distribution center and dyehouse located in Newark, Delaware, from Mr. Marc Ham and Ms. Carole Bieber, officers of the Company. The Company believes that the terms contained in the lease are at least as favorable as could be obtained in an arm's-length transaction from an independent third party.

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

    Name                   Age                        Position
    ----                   ---                        --------
Michael H. Lerner           53                 Chairman of the Board of
                                                 Directors, Chief Executive
                                                 Officer and President

Marc Ham                    35                 President of Flapdoodles and Vice
                                                 Chairman of the Board of
                                                 Directors

Adrienne Vittadini          54                 Chairman of Adrienne Vittadini
                                                 Enterprises, Inc. and Director

Gianluigi Vittadini         59                 Vice Chairman of Adrienne
                                                 Vittadini Enterprises, Inc. and
                                                 Director

G. Michael Dees             44                 Executive Vice-President of
                                                 Design and Merchandising of
                                                 Marisa Christina and Director

Carole Bieber               43                 Executive Vice-President and
                                                 Design Director of Flapdoodles

Christine M. Carlucci       40                 Vice-President of Administration
                                                 and Operations, Secretary and
                                                 Director

S. E. Melvin Hecht          63                 Chief Financial Officer,
                                                 Treasurer and Director

Michael H. Lerner joined Marisa Christina in August 1986, and has served as Chief Executive Officer, President and Chairman since that time. Prior to joining Marisa Christina, Mr. Lerner was President of TFM Industries, Inc. ("TFM"), a maker of moderate priced sportswear. He is also a director of Apparel Ventures, Inc. an affiliate of The Jordan Company.

Marc Ham joined Marisa Christina as a Director in July 1993 and as Vice Chairman in 1997 in connection with the Flapdoodles acquisition and serves as President of Flapdoodles. Mr. Ham, together with Ms. Bieber, co-founded Flapdoodles in 1985 and has served as its president since that time.

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

Christine M. Carlucci joined Marisa Christina in September 1986 and served as a Vice-President and Chief Financial Officer until December 1993, and has served as the Vice-President of Administration and Operations since that time and is the Secretary and a Director of the Company. Prior to joining Marisa Christina, Ms. Carlucci was an associate of Mr. Lerner at TFM.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol ("MRSA"). The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 1997. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                          1996
                                                    ------------------
   Quarter                                          High         Low
   -------                                          ----         ---
   First                                            22-1/8      14-7/8
   Second                                           29-1/4      19-1/2
   Third                                            20-1/8       8-3/4
   Fourth                                            9-7/8       6-1/2

                                                          1997
                                                    ------------------
   Quarter                                          High         Low
   -------                                          ----         ---
   First                                            10           7-3/4
   Second                                           11-3/8       9-1/4
   Third                                             8-1/2       5
   Fourth                                            7           4-1/8

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

The number of shareholders of record of the Company's Common Stock as of March 6, 1998, was 57. The Company believes there are in excess of 1,000 beneficial holders of the Company's Common Stock.

On December 14, 1994, the Company announced an open market purchase program for its Common Stock. The Company has purchased 402,000 shares of Common Stock pursuant to this program.

Item 6. Selected Financial Data (in thousands, except per share amounts)

                                                                      Years ended December 31,
                                                          1993       1994       1995       1996       1997
                                                        --------   --------   --------   --------   --------
Net sales                                               $ 56,932   $ 76,213   $ 86,763   $115,537   $ 91,400
Gross profit                                              21,932     31,612     34,694     39,952     20,164
Selling, general and administrative
   expenses                                               13,412     17,909     19,474     29,468     30,002
Restructuring costs                                           --         --         --         --      1,263
Operating earnings (loss)                                  8,520     13,703     15,220     10,484    (11,101)
Earnings (loss) before income tax
   expense (benefit)                                       8,152     13,924     16,634     11,920     (8,980)
Income tax expense (benefit)                                  --         --      6,486      4,543     (2,988)
Net earnings (loss)                                           --         --     10,148      7,377     (5,992)
Pro forma income tax expense (1)                           3,342      5,470         --         --         --
Pro forma earnings before
   extraordinary item (1)                                  4,810      8,454         --         --         --
Pro forma net earnings (1)                                 4,810      8,161         --         --         --
Per share amounts:
   Basic earnings (loss) per share                            --         --       1.20        .87       (.72)
   Diluted earnings (loss) per share                          --         --       1.20        .86       (.72)
   Pro forma basic and diluted earnings before
      extraordinary item per share (1)                       .86       1.20         --         --         --
   Pro forma basic and diluted earnings per share (1)        .86       1.16         --         --         --
   Supplemental pro forma basic and diluted
     earnings per share (1)(2)                                --       1.12         --         --         --
Weighted average shares outstanding
   Basic                                                   5,563      7,062      8,434      8,494      8,369
   Diluted                                                 5,563      7,089      8,461      8,552      8,369

                                                                             December 31,
                                                          1993       1994       1995       1996       1997
                                                        --------   --------   --------   --------   --------
Working capital                                         $  7,478   $ 25,147   $ 35,788   $ 17,626   $ 11,941
Total assets                                              21,403     40,709     54,009     66,200     65,197
Long-term debt                                             8,500         --         --         --         --
Stockholders' equity                                       7,204     36,072     46,223     54,215     47,195

----------
(1) In connection with the Company's reorganization on June 22, 1994 Marisa Christina ceased to be an "S" Corporation and Flapdoodles ceased to be taxed as a "Limited Liability Company." The pro forma amounts present the Company's results of operations as if Marisa Christina and Flapdoodles had been taxed as "C" Corporations for all periods presented.
(2) Supplemental pro forma earnings per share is based upon the weighted average number of common shares used in the calculation of pro forma earnings per share (7,062,000) plus the weighted average number of shares (252,000) sold by the Company in the initial public offering, at $13 per share, necessary to fund the Company's $6.9 million cash distribution of previously taxed "S" Corporation earnings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Results for 1997 were below historical levels. While Flapdoodles continued its growth and strong profitability, 1997 results were adversely impacted by weaker sales and customer demand at the Marisa Christina (MC) and Adrienne Vittadini
(AVE) divisions. Sales for 1997, as well as bookings for the Cruise and Spring 1998 seasons at both its MC and AVE divisions are disappointing, which negatively impacted results for 1997 and will adversely impact results for at least the first two quarters of 1998. In addition, because the Company's customers experienced weaker demand at the retail level, the Company had to provide additional markdown allowances, as well as provisions for losses on excess purchase commitments for Cruise and Spring 1998 merchandise. The combination of these factors resulted in the Company recording a fourth quarter charge of approximately $8 million for inventory and markdown reserves.

In addition, the decline in operating results of the AVE division required management to evaluate the future prospects of the division to determine if there has been any impairment in the goodwill recorded in the acquisition of the AVE division in January 1996. Based on management's current plans for the AVE division, it expects to be able to fully recover its investment in goodwill from undiscounted cash flows over the estimated remaining life of the goodwill. However, management will continue to evaluate impairment throughout 1998 on a routine basis.

Management attributes the decline in operating results primarily to the changes in consumer habits and a shift in the buying patterns of major department stores to favor a smaller number of suppliers with very large name brands. In response to these challenges, the Company instituted a set of initiatives to strengthen its management team as well as cut costs and streamline operations. These initiatives, some of which resulted in non-recurring charges during the fourth quarter of 1997, included (i) the hiring of a president and a new vice president of sales for the Adrienne Vittadini division (ii) the hiring of a new vice president of sales for the Marisa Christina division and (iii) the consolidating of the administrative and warehousing facilities of Adrienne Vittadini and Marisa Christina. Results for 1997 include the expenses with respect to these initiatives of approximately $1.5 million including costs associated with executive search firms, the consolidation of warehouses, severance costs, including settlement of union related issues, and other related matters. Annual cost savings resulting from the consolidation of the two administrative and warehousing facilities could reach approximately $800,000.

Management expects that the combination of the new management team members, the consolidation of the Adrienne Vittadini and Marisa Christina administrative and warehousing facilities and the efforts to limit inventory and markdown exposure will enable the Company to improve its operating results in 1998.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the years ended December 31, 1995, 1996 and 1997.

                                                       1995     1996      1997
                                                      -----    -----     -----
Net sales                                             100.0%   100.0%    100.0%
                                                      -----    -----     -----
Gross profit                                           40.0     34.6      22.1
Selling, general and administrative expenses           22.5     25.5      32.8
Restructuring costs                                      --       --       1.4
                                                      -----    -----     -----
Operating earnings (loss)                              17.5      9.1     (12.1)
Other income, net                                       0.8      2.0       2.8
Interest (expense) income, net                          0.8     (0.8)     (0.5)
Income tax expense (benefit)                            7.4      3.9      (3.2)
                                                      -----    -----     -----

Net earnings (loss)                                    11.7%     6.4%     (6.6)%
                                                      =====    =====     =====

Year ended December 31, 1997 compared to year ended December 31, 1996

Net sales. Net sales decreased by 20.9% from $115.5 million in 1996 to $91.4 million in 1997. This decrease was primarily attributable to a significant decline in the sales at the MC and AVE divisions principally due to the poor retail environment for women's apparel as well as extremely poor acceptance of the fall and holiday lines at the retail level. This decline was partially offset by increased sales at the Flapdoodles division.

Gross profit. Gross profit decreased 49.5%, from $40.0 million in 1996 to $20.2 million in 1997. As a percentage of net sales, gross profit decreased from 34.6% in 1996 to 22.1% in 1997. The decline in gross profit was attributable to lower margins due to markdowns at the MC and AVE divisions as a result of the poor demand for the divisions' products at the retail level as well as write-downs of approximately $2.6 million for inventory on hand and committed to for the Fall 97, Holiday 97 and Spring 98 seasons.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 1.7%, from $29.5 million in 1996 to $30.0 million in 1997. During 1997 the Company increased advertising expenses at the AVE and MC divisions by approximately $1.3 million. The Company anticipates returning to 1996 advertising levels in 1998. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 25.5% in 1996 to 32.8% in 1997. This increase in percentage is primarily attributable to the decreased volume of sales without a proportionate corresponding decrease in expenses.

Restructuring costs. Restructuring costs represents certain charges related to the Company's administrative and warehouse consolidation of the AVE and MC divisions.

Other income, net. Other income, net consists of royalty, licensing and copyright infringement income. Other income increased 10.4% from $2.3 million in 1996 to $2.5 million in 1997. This increase is attributed to increased licensing revenue earned by the AVE division.

Interest (expense) income, net. Interest (expense) income, net decreased 49.6%, from $857,000 in 1996 to $410,000 in 1997 primarily due to a decrease in average outstanding debt and slightly lower interest rates.

Income tax expense (benefit). Income tax expense (benefit) decreased from $4.5 million expense in 1996 to $3.0 million benefit in 1997 as the result of the significant loss incurred in 1997. The Company's effective income tax (benefit) rates for 1996 and 1997 were 38.1% and (33.3%), respectively. In computing income taxes for 1997, management provided a valuation allowance of approximately $700,000 with respect to certain state net operating loss carryfowards.

Net earnings (loss). Net earnings (loss) declined from net earnings of $7.4 million in 1996 to net loss of $6.0 million in 1997 as a result of the lower net sales and gross margins achieved by the MC and AVE divisions, as well as the restructuring costs incurred in 1997.

Year ended December 31, 1996 compared to year ended December 31, 1995

Net sales. Net sales increased 33.1% from $86.8 million in 1995 to $115.5 million in 1996. This increase was primarily attributable to $39.2 million of sales by the AVE division, which was acquired in January 1996, and increased sales by Flapdoodles primarily as the result of new private label accounts. Sales by the MC division declined significantly in the year principally due to the poor retail environment and lower demand for the Company's fall and holiday classic times in 1996.

Gross profit. Gross profit increased 15.3% from $34.7 million in 1995 to $40.0 million in 1996. Gross profit as a percentage of net sales decreased from 40.0% in 1995 to 34.6% in 1996. The decline in the gross profit percentage for the year was attributable to lower margins due to markdowns at the MC division as a result of the poor retail environment for this division's products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 51.3% from $19.5 million in 1995 to $29.5 million in 1996. Selling, general and administrative expenses related to the AVE division represent $10.7 million of the increase. These expenses increased as a percentage of net sales from 22.5% in 1995 to 25.5% in 1996. This increase is primarily attributable to the amortization of $1.3 million of goodwill recorded in the AVI acquisition and the decreased volume of sales without a corresponding decrease in expenses.

Other income, net. Other income consists of royalty, licensing and copyright infringement income. Other income increased by $1,593,000 in 1996 compared to 1995 as the result of the AVE division, which had net royalty in come of $1,959,000. Income from copyright infringement cases declined by approximately $411,000 to $37,000. The timing and amounts of settlements of such cases are not predictable and, accordingly, the Company is unable to predict the amount of future income from this source, if any.

Interest (expense) income, net. Interest (expense) income, net changed from an income of $714,000 in 1995 to expense of $857,000 in 1996 as a result of less cash available to invest due to the AVE acquisition as well as interest expense related to bank loans.

Income tax expense (benefit). Income tax expense (benefit) decreased from $6.5 million in 1995 to $4.5 million in 1996 as the result of lower earnings. The Company's effective income tax rate for 1995 and 1996 was 39.0% and 38.1%, respectively.

Net earnings (loss). Net earnings (loss) declined by 27.3% as a result of the lower net sales and gross margins achieved by the MC and AVE divisions together with higher financing costs resulting from the acquisition of AVE. The MC decline was partially offset by higher income at the Flapdoodles division and the income from the AVE division.

Seasonality

The Company's business is seasonal, with a substantial portion of its revenues and earnings accruing during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Back-to-School and Fall collections, the Company's largest selling seasons and Holiday, the Company's next largest season, is shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5 to 10% lower than in the other selling seasons.

Liquidity and Capital Resources

The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of December 31, 1997, $6,500,000 of borrowings and $3,350,000 of commercial letters of credit were outstanding under the credit facilities. At December 31, 1997, available borrowings under the facilities were $25,147,000. The agreement expires on June 30, 1998 at which time management expects it to be renewed.

During 1997, the Company had capital expenditures of approximately $1.3 million, primarily to upgrade warehouse and computer systems. During 1998, the Company has planned capital expenditures of approximately $500,000 primarily to upgrade computer systems and open new outlet stores. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities.

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

Accounting Matters

During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130); and No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). These pronouncements generally require additional disclosure and are not expected to have any effect on the Company's financial position or results of operations. The Company will adopt SFAS No. 130 and No. 131 during 1998.

Year 2000

In 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be $100,000 and is being funded through operating cash flows. The Company will be expensing all costs associated with these systems changes as the costs are incurred. During 1998, the Company expects to initiate communications with suppliers and customers to determine the content to which the Company may be vulnerable to such parties' failure to remediate their own Year 2000 issue.

Forward Looking Information

Except for historical information contained herein, the statements in this Form are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the success of future advertising and marketing programs, the receipt and timing of future customer orders, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins. Those and other risks are described in the Company's filings with the Securities and Exchange Commission (SEC), copies of which are available from the SEC or may be obtained upon request from the Company.

Item 8. Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----

Independent Auditors' Report                                           18

Financial Statements:

   Consolidated Balance Sheets-- December 31, 1996 and 1997            19

   Consolidated Statements of Operations -- Years ended
      December 31, 1995, 1996 and 1997                                 20

   Consolidated Statements of Stockholders' Equity --
      Years ended December 31, 1995, 1996 and 1997                     21

   Consolidated Statements of Cash Flows -- Years ended
      December 31, 1995, 1996 and 1997                                 22

Notes to Consolidated Financial Statements                             24

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP

New York, New York
March 8, 1998

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1997

                                                                   1996            1997
                                                               ------------    ------------
   Assets
Current assets:
   Cash and cash equivalents                                   $  1,044,094    $  1,007,153
   Accounts receivable, less allowance for doubtful accounts
      of $73,344 in 1996 and $200,104 in 1997                     9,080,251       9,174,602
   Due from factor, net of allowances                             5,967,379              --
   Inventories                                                   10,097,123      12,006,285
   Income taxes recoverable                                              --       3,653,933
   Prepaid expenses and other current assets                      3,144,683       3,597,237
                                                               ------------    ------------
         Total current assets                                    29,333,530      29,439,210
Property and equipment, net                                       2,672,823       3,186,404
Goodwill, less accumulated amortization of $2,784,616
   in 1996 and $4,615,719 in 1997                                32,940,650      31,294,348
Other assets                                                      1,252,930       1,276,819
                                                               ------------    ------------
         Total assets                                          $ 66,199,933    $ 65,196,781
                                                               ============    ============
   Liabilities and Stockholders' Equity
Current liabilities:
   Loans payable to banks                                      $  3,500,000    $  6,500,000
   Accounts payable                                               5,601,769       7,578,832
   Income taxes payable                                             662,652              --
   Accrued expenses and other current liabilities                 1,942,725       3,419,528
                                                               ------------    ------------
         Total current liabilities                               11,707,146      17,498,360
Other liabilities                                                   278,000         503,274
                                                               ------------    ------------
            Total liabilities                                    11,985,146      18,001,634
Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized, none issued                                            --              --
   Common stock, $.01 par value; 15,000,000 shares
      authorized, 8,586,769 shares issued
       in 1996 and 1997                                              85,868          85,868
   Additional paid-in capital                                    31,653,186      31,653,186
   Retained earnings                                             24,413,471      18,421,447
   Cumulative translation adjustment                                 16,612         (57,924)
   Treasury stock, 202,000 and 402,000 common shares
      in 1996 and 1997, at cost                                  (1,954,350)     (2,907,430)
                                                               ------------    ------------
            Total stockholders' equity                           54,214,787      47,195,147
Commitments (note 8)
                                                               ------------    ------------
            Total liabilities and stockholders' equity         $ 66,199,933    $ 65,196,781
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1995, 1996 and 1997

                                                   1995            1996             1997
                                               -------------   -------------    -------------
Net sales                                      $  86,762,617   $ 115,536,726    $  91,400,058
Cost of good sold                                 52,068,782      75,584,880       71,235,897
                                               -------------   -------------    -------------
        Gross profit                              34,693,835      39,951,846       20,164,161

Selling, general and administrative expenses      19,474,289      29,467,665       30,002,464
Restructuring costs                                       --              --        1,263,056
                                               -------------   -------------    -------------
        Operating earnings (loss)                 15,219,546      10,484,181      (11,101,359)

Other income, net                                    700,413       2,293,205        2,532,033
Interest (expense) income, net                       713,971        (857,019)        (410,226)
                                               -------------   -------------    -------------

        Earnings (loss) before income tax
            expense (benefit)                     16,633,930      11,920,367       (8,979,552)

Income tax expense (benefit)                       6,485,978       4,543,826       (2,987,528)
                                               -------------   -------------    -------------
        Net earnings (loss)                    $  10,147,952   $   7,376,541    $  (5,992,024)
                                               =============   =============    =============
Basic earnings (loss) per share                $        1.20   $         .87    $        (.72)
                                               =============   =============    =============
Diluted earnings (loss) per share              $        1.20   $         .86    $        (.72)
                                               =============   =============    =============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1995, 1996 and 1997

                                              Common stock      Additional
                                          -------------------     Paid-in      Retained    Translation    Treasury
                                            Shares     Amount     Capital       Earnings    Adjustment     Stock           Total
                                          ---------   -------   -----------   -----------    --------    -----------    -----------
Balance at December 31, 1994              8,434,000    84,340    29,081,731     6,888,978      16,612             --     36,071,661
Net earnings for the year ended
      December 31, 1995                          --        --            --    10,147,952          --             --     10,147,952
Proceeds from exercise of stock option          250         3         3,247            --          --             --          3,250
                                          ---------   -------   -----------   -----------    --------    -----------    -----------

Balance at December 31, 1995              8,434,250    84,343    29,084,978    17,036,930      16,612             --     46,222,863
Net earnings for the year ended
      December 31, 1996                          --        --            --     7,376,541          --             --      7,376,541
Issuance of common stock in acquisition
      of Adrienne Vittadini, Inc.           147,679     1,477     2,498,523            --          --             --      2,500,000
Proceeds from exercise of stock options       4,840        48        62,872            --          --             --         62,920
Other                                            --        --         6,813            --          --             --          6,813
Purchase of treasury stock, at cost              --        --            --            --          --     (1,954,350)    (1,954,350)
                                          ---------   -------   -----------   -----------    --------    -----------    -----------

Balance at December 31, 1996              8,586,769    85,868    31,653,186    24,413,471      16,612     (1,954,350)    54,214,787
Net loss for the year ended
      December 31, 1997                          --        --            --    (5,992,024)         --             --     (5,992,024)
Purchase of treasury stock, at cost              --        --            --            --          --       (953,080)      (953,080)
Foreign currency translation                     --        --            --            --     (74,536)            --        (74,536)
                                          ---------   -------   -----------   -----------    --------    -----------    -----------

Balance at December 31, 1997              8,586,769   $85,868   $31,653,186   $18,421,447    $(57,924)   $(2,907,430)   $47,195,147
                                          =========   =======   ===========   ===========    ========    ===========    ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1996 and 1997

                                                          1995           1996            1997
                                                      ------------   ------------    ------------
Cash flows from operating activities:
   Net earnings (loss)                                $10,147,952    $  7,376,541    $ (5,992,024)
   Adjustments to reconcile net earnings (loss) to
      net  cash provided by  (used in) operating
      activities:
         Depreciation and amortization                    828,608       2,633,015       2,613,355
         Provision (benefit) for deferred
            income taxes                                   53,373         224,000        (389,581)
         Changes in asset and liabilties,
              net of effects from purchase
              Adrienne Vittadini, Inc. in 1996:
                 Accounts receivable, net              (3,255,634)      4,225,189        (131,619)
                 Due from factor                               --      (5,967,379)      5,967,379
                 Inventories                             (307,244)      1,723,482      (1,909,162)
                 Prepaid expenses and other
                     current assets                      (293,160)       (802,511)        162,301
                 Other non-current assets                  24,352         (23,589)        (23,889)
                 Accounts payable                       2,061,127      (6,889,297)      1,939,795
                 Income taxes                             311,227         (94,449)     (4,316,585)
                 Accrued expenses and other
                    current liabilities                   658,998          (1,266)      1,476,803
                                                      ------------   ------------    ------------

                 Net cash provided by (used in)
                   operating activities                10,229,599       2,403,736        (603,227)
                                                      ------------   ------------    ------------

Cash flows from investing activities:
   Acquisitions of property and equipment                (541,666)       (680,912)     (1,295,833)
   Acquisition of net assets of Adrienne
      Vittadini, Inc., net of cash acquired                    --     (18,575,994)             --
   Other                                                       --              --        (184,801)
                                                      ------------   ------------    ------------

                 Net cash used in investing
                    activities                           (541,666)    (19,256,906)     (1,480,634)
                                                      ------------   ------------    ------------

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                                          1995           1996            1997
                                                      ------------   ------------    ------------
Cash flows from financing activities:
   Issuance of common stock and capital
      contributions                                   $     3,250    $     69,920    $         --
   Borrowings (repayments) under line of
      credit facilities, net                                   --        (731,037)      3,000,000
   Acquisition of treasury stock                               --      (1,954,350)       (953,080)
   Other                                                  (10,737)          6,813              --
                                                      ------------   ------------    ------------

      Net cash provided by (used in)
         financing activities                              (7,487)     (2,608,654)      2,046,920
                                                      ------------   ------------    ------------

   Net increase (decrease) in cash and cash
      equivalents                                       9,680,446     (19,468,824)        (36,941)

   Cash and cash equivalents at beginning of year      10,832,472      20,512,918       1,044,094
                                                      ------------   ------------    ------------

   Cash and cash equivalents at end of year           $20,512,918    $  1,044,094    $  1,007,153
                                                      ============   ============    ============

   Cash paid during the year for:
      Income taxes                                    $ 6,121,378    $  4,334,938    $  1,718,638
                                                      ============   ============    ============

      Interest                                        $     6,921    $    927,658    $    451,650
                                                      ============   ============    ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1996 and 1997

(1)   Summary of Significant Accounting Policies, Practices and Other Matters

      (a)   Description of Business

            Marisa Christina, Incorporated (the Company) designs, manufactures, sources and markets a broad line of high quality "better" clothing for women under the Marisa ChristinaTM and Adrienne VittadiniTM labels and for children under the FlapdoodlesTM label.

      (b)   Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned. Significant intercompany accounts and transactions are eliminated in consolidation.

      (c)   Cash and Cash Equivalents

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      (d)   Inventories

            Inventories are stated at the lower of cost, by the first-in, first-out method, or market.

      (e)   Property and Equipment

            Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line and accelerated methods at rates based upon the estimated useful lives of the respective assets (which range from five years to seven years) or, where applicable, the term of the lease, if shorter. Additions to property and equipment, as well as major renewals and betterments, are capitalized. The costs of maintenance, repairs, minor renewals and betterments are charged to operations as incurred. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded in operations.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, Practices and Other Matters, Continued

      (f)   Long-Lived Assets

            The recoverability of long-lived assets is assessed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (g)   Goodwill

            Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      (h)   Foreign Currency Translation

            The functional currency for certain of the Company's foreign operations is the local currency. The translation of the foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the year. Adjustments resulting from such translation are included as a separate component of stockholders' equity.

      (i)   Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, Practices and Other Matters, Continued

      (j)   Earnings Per Share

            The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 Earnings per Share, as of December 31, 1997, and accordingly, has restated all prior periods in accordance with the pronouncements. The impact on adoption was not material. Basic net earnings (loss) per common share is based on the weighted average number of common shares outstanding, which were 8,434,088, 8,493,749 and 8,368,621 for the years ended December 31, 1995, 1996 and 1997, respectively. Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding and dilutive securities outstanding, which were 8,460,764, 8,551,980 and 8,368,621 for the years ended December 31, 1995, 1996 and 1997, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options.

      (k)   Accounting for Stock-Based Compensation

            The Company has elected to apply the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), with pro forma disclosure of net earnings (loss) and net earnings (loss) per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), had been applied.

      (l)   Uses of Estimates

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (m)   Fair Value of Financial Instruments

            The estimated fair values of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, due from factors, accounts payable and loans payable to banks, approximate their carrying values due to the short-term maturities of such instruments.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, Practices and Other Matters, Continued

      (n)   New Accounting Pronouncements

            During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) and No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). These pronouncements generally require additional disclosure and are not expected to have any effect on the Company's financial position or results of operations. The Company will adopt SFAS No. 130 and No. 131 during 1998.

(2)   Restructuring

      The Company implemented restructuring initiatives during 1997 that included: the consolidation of warehouse and administrative functions of the Adrienne Vittadini and Marisa Christina divisions the restructuring of the Company's management and sales functions and the integration of information systems and operations. These initiatives, which resulted in a non-recurring restructuring charge of approximately $1.3 million in 1997 are summarized as follows:

                                                     Write-off or    Accrued at
                                                        cash paid  December 31,
                                             Expense      in 1997          1997
                                          ----------   ----------    ----------
      Facility consolidation and write-
         off of idle assets               $  819,564   $  609,064    $  210,500
      Severance and benefits                 443,492      336,262       107,230
                                          ----------   ----------    ----------

                                          $1,263,056   $  945,326    $  317,730
                                          ==========   ==========    ==========

Amounts accrued at December 31, 1997 are included in accrued expenses and other current liabilities and are expected to be paid in 1998.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

      The acquisition occurred on January 18, 1996, but was based on asset values at December 31, 1995. Accordingly, operating results related to the AVI assets acquired commenced on January 1, 1996 and are consolidated with those of the Company from that date forward. Results of operations of the Company for the year ended December 31, 1996 and 1997, which include the results for AVE for a full year, are not directly comparable to the Company's results of operations for the year ended December 31, 1995.

      The acquisition has been accounted for using the purchase method of accounting. Amounts payable to AVI based on net sales, royalty or commission income will be charged to earnings annually. Such amounts were $218,000 and $225,000 in 1996 and 1997, respectively. Contingent consideration payable, if any, based on 1998 and 2000 results of AVE will be considered as part of the purchase price and allocated to goodwill.

      The Company funded the cash portion of the initial purchase price with accumulated cash reserves.

      The aggregate initial purchase price for the assets of AVI was as follows:

      Cash paid to AVI                                         $10,080,000
      Cash used to retire supplier note payable                  8,750,000
      Fair value, based on quoted market price
          of 147,679 shares of the Company's
          common stock issued to AVI                             2,500,000
      Liabilities assumed                                       11,764,619
      Transaction costs                                            771,000
                                                               -----------

          Initial purchase price                               $33,865,619
                                                               ===========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)   Acquisition of Adrienne Vittadini, Inc., Continued

      The initial purchase price was allocated to the assets acquired based on their estimated fair value as follows:

      Cash                                                     $ 1,025,006
      Accounts receivable                                        1,250,361
      Inventory                                                  2,495,382
      Prepaid expenses and other current assets                    862,947
      Property and equipment                                       649,016
      Goodwill                                                  26,695,995
      Other assets                                                 886,912
                                                               -----------
          Initial purchase price                               $33,865,619
                                                               ===========

(4)   Inventories

      Inventories at December 31, 1996 and 1997 consist of the following:

                                               1996                1997
                                            -----------        -----------
      Piece goods                           $ 3,028,686        $ 2,959,703
      Work-in-process                         1,612,459          2,863,727
      Finished goods                          5,455,978          6,182,855
                                            -----------        -----------
                                            $10,097,123        $12,006,285
                                            ===========        ===========

      Based on management's assumptions and estimates relating to future operations, the Company has provided for slow moving inventory at December 31, 1996 and 1997. In addition, at December 31, 1997, the Company provided $600,000 for losses on excess purchase commitments. Actual results could differ from those estimates.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)   Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets at December 31, 1996 and 1997 consist of the following:

                                                      1996         1997
                                                   ----------   ----------
      Prepaid expenses                             $  814,225   $  717,400
      Other receivables (primarily royalties)       1,451,156    1,551,978
      Deferred tax assets                             198,000      812,855
      Other                                           681,302      515,004
                                                   ----------   ----------
                                                   $3,144,683   $3,597,237
                                                   ==========   ==========

(6)   Property and Equipment

      Property and equipment at December 31, 1996 and 1997 consist of the following:

                                                          1996         1997
                                                       ----------   ----------
      Machinery and equipment                          $1,792,744   $2,248,831
      Furniture and fixtures                            1,438,274    1,697,596
      Leasehold improvements                            1,478,318    1,727,376
      Transportation equipoment                           107,716      107,716
                                                       ----------   ----------
             Total                                      4,817,052    5,781,519

      Less accumulated depreciation and amortization    2,144,229    2,595,115
                                                       ----------   ----------
                                                       $2,672,823   $3,186,404
                                                       ==========   ==========

(7)   Credit Facilities

      The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. The credit facilities expire on June 30, 1998 when the Company expects the facilities to be renewed. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of December 31, 1997, $6,500,000 of borrowings, bearing interest at an average rate of 7.0%, and of commercial letters of credit of approximately $3,353,000 were outstanding under the credit facilities. At December 31, 1997, available borrowings under the facilities were $25,147,000.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)   Credit Facilities, Continued

      In connection with the acquisition of the assets described in note 3, AVE assumed and retained a factoring arrangement whereby AVE assigned and sold substantially all of its trade accounts receivable to a factor, without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business. In September 1997, the Company terminated this arrangement.

      Interest expense was $390,018, $918,189 and $451,650 for the years ended December 31, 1995, 1996 and 1997, respectively.

(8)   Retirement Plan

      The Company sponsors a 401(k) profit sharing plan for the benefit of all nonunion employees. Profit sharing expense charged to operations for the years ended December 31, 1995, 1996 and 1997 was $114,913, $173,257 and
      $284,354, respectively.

(9)   Leases

      The Company is committed under various noncancelable operating leases for factory, showroom, warehouse, office, production, design and retail store space. The leases expire on various dates through 2006. Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

      Year
      ----
      1998                                                     $ 2,526,447
      1999                                                       2,325,930
      2000                                                       1,805,201
      2001                                                       1,417,778
      2002                                                       1,296,874
      Thereafter                                                 1,406,732
                                                               -----------
                                                               $10,778,962
                                                               ===========

      Total rent expense charged to operations was $1,598,525, $3,672,415 and $3,413,866 for the years ended December 31, 1995, 1996 and 1997, respectively.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities at December 31, 1996 and 1997 consist of the following:

                                                  1996             1997
                                               ----------       ----------
      Accrued compensation                     $  662,872       $1,368,566
      Restructuring costs                              --          317,730
      Other accrued expenses                    1,279,853        1,733,232
                                               ----------       ----------
                                               $1,942,725       $3,419,528
                                               ==========       ==========

(11)  Other Income, Net

      Other income, net for the years ended December 31, 1995, 1996 and 1997 includes primarily royalty, commission and licensing income of $252,096, $2,256,269 and $2,568,506, respectively, and copyright infringement income of $448,317, $36,936 and $36,473, respectively.

(12)  Income Taxes

      The components of income tax expense (benefit) for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                     1995          1996           1997
                                 -----------   -----------    -----------
      Current:
         Federal                 $ 5,227,000   $ 3,484,124    $(2,804,577)
         State and local           1,205,605       835,702        206,630
                                 -----------   -----------    -----------
                                   6,432,605     4,319,826     (2,597,947)
                                 -----------   -----------    -----------
      Deferred:
         Federal                      39,373       180,500       (321,450)
         State and local              14,000        43,500        (68,131)
                                 -----------   -----------    -----------
                                      53,373       224,000       (389,581)
                                 -----------   -----------    -----------
                                 $ 6,485,978   $ 4,543,826    $(2,987,528)
                                 ===========   ===========    ===========

      At December 31, 1997, the Company had state net operating loss carryforwards of approximately $14,500,000, which expire in various amounts through 2002.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)  Income Taxes, Continued

      The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities that are included in the net deferred tax assets (liabilities) at December 31, 1996 and 1997 are as follows:

                                                         1996           1997
                                                     -----------    -----------
      Deferred tax assets:
          Uniform inventory capitalization           $   181,000    $   252,069
          Depreciation on property and equipment              --         95,268
          Accrued expenses and other
            assets and liabilities                        17,000        639,316
          Net operating losses, principally state        120,000        862,349
                                                     -----------    -----------
                                                         318,000      1,849,002
          Valuation allowance                                 --       (727,114)
                                                     -----------    -----------
          Net deferred tax assets                        318,000      1,121,888
                                                     ===========    ===========

      Deferred tax liabilities:
          Depreciaion on property and equipment          (47,000)            --
          Amortization of goodwill                      (351,000)      (812,307)
                                                     -----------    -----------
                                                        (398,000)      (812,307)
                                                     -----------    -----------
      Net deferred tax assets (liabilities)          $   (80,000)   $   309,581
                                                     ===========    ===========

      In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the temporary differences are deductible and tax planning strategies that can be implemented by the Company, management has established a valuation allowance at December 31, 1997, of $727,114. Management believes that future taxable income of the Company will more likely than not be sufficient to recover the remaining net deferred tax assets.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)  Income Taxes, Continued

      A reconciliation of the provision for income taxes and the amounts computed by applying the Federal income tax rate of 34% to earnings (loss) before income tax expense (benefit) is as follows for the years ended December 31, 1995, 1996 and 1997:

                              1995         %         1996          %          1997          %
                           -----------    ----    -----------     ----     -----------     ----
Income tax on earnings
   (loss) before income
   tax expense (benefit)
   computed at
   statutory rate          $ 5,655,336    34.0%   $ 4,052,925     34.0%    $(3,053,048)    (34.0%)
State and local income
   tax, net of Federal
   income tax benefit          804,939     4.8        580,273      4.9        (635,705)    (7.1)
Valuation alowance                  --                     --                  727,114      8.1
Other                           25,503     0.2        (89,372)    (0.8)        (25,889)    (0.3)
                           -----------    ----    -----------     ----     -----------     ----

                           $ 6,485,778    39.0%   $ 4,543,826     38.1%    $(2,987,528)    (33.3%)
                           ===========    ====    ===========     ====     ===========     ====

(13)  Stock Option Plan

      The Company sponsors an incentive stock ownership plan ("Plan") that provides for the grant of up to 650,000 options to purchase shares of the Company's common stock at fair market value on the dates of grant. Options generally vest over a five-year period and are exercisable over a ten-year period from the dates of grant. In addition, in connection with the acquisition of Flapdoodles in 1994 the Company granted the former minority shareholders of Flapdoodles an evergreen option to purchase 250,000 shares of common stock at $13.00 per share.

      At December 31, 1997, there were 192,780 additional shares available for grant under the Plan. The per share weighted-average fair values of stock options granted during 1996 and 1997 were $10.54 and $3.42, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.6%, expected volatility of 64% and an expected life of 7 years. No options were granted in 1995.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)  Stock Option Plan, Continued

      The Company applies APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1996 and 1997 net earnings
      (loss) would have been reduced to the pro forma amounts indicated below:

                                                      1996          1997
                                                  -----------   -------------
Net earnings (loss) - as reported                 $ 7,376,541   $ (5,992,024)
                    - pro forma                   $ 6,977,000   $ (6,403,000)

Basic earnings (loss) per share - as reported     $       .87   $       (.72)
                                - pro forma       $       .82   $       (.77)

Diluted earnings (loss) per share - as reported   $       .86   $       (.72)
                                  - pro forma     $       .82   $       (.77)

      Pro forma net earnings reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)  Stock Option Plan, Continued

      Changes in options outstanding, options exercisable and shares reserved for issuance pursuant to stock options are as follows:

                                               Weighted average      Number of
                                                per share price        shares
                                               ----------------      ---------

         December 31, 1994                               $13.00       376,950
      Exercised                                          $13.00          (250)
      Forfeited                                          $13.00        (4,100)
                                                                     --------

         December 31, 1995                               $13.00       372,600

      Granted                                            $15.30       336,790
      Exercised                                          $13.00        (4,840)
      Forfeited                                          $11.59        (4,900)
                                                                     --------

         December 31, 1996                               $14.12       699,650

      Granted                                            $ 5.00        66,350
      Forfeited                                          $13.07       (63,870)
                                                                     --------

         December 31, 1997                               $13.35       702,130
                                                                     ========

      Options exercisable:
         December 31, 1995                               $13.00       276,060
         December 31, 1996                               $13.59       347,144
         December 31, 1997                               $13.83       412,638

      At December 31, 1997, the number of outstanding options, exercise prices and weighted-average remaining contractual life of outstanding options were 65,600 options at $5 and 9.75 years; 55,700 options at $10 and 8.5 years; 95,830 options at $13.00 and 6.5 years; and 235,000 options at $17 and 8.0 years.

(14)  Business Risks and Credit Concentrations

      A significant amount of the MC and AVE product lines are produced in Hong Kong and The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in Hong Kong and The People's Republic of China until alternative sources of production could be found.

      The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. No single customer accounted for more than 10% of the Company's sales in 1995, 1996 or 1997 and no account receivable from any customer exceeded $1,200,000 at December 31, 1997. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently an adverse change in those factors could affect the Company's estimate of its bad debts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no change in accountants and or disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Items 10, 11, 12 and 13

      The information required by these Items, other than the information set forth in Part I under the Section entitled "Executive Officers of the Registrant," is hereby incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 20, 1998, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                     PART IV


Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following are included in Item 8 of Part II:

                                                                            PAGE
                                                                            ----

Independent Auditors' Report.............................................     18

Consolidated Financial Statements:

   Consolidated Balance Sheets -- December 31, 1996 and 1997..............    19
   Consolidated Statements of Operations -- Years ended
     December 31, 1995, 1996 and 1997....................................     20
   Consolidated Statements of Stockholders' Equity --
     Years ended December 31, 1995, 1996 and 1997........................     21
   Consolidated Statements of Cash Flows -- Years ended
     December 31, 1995, 1996 and 1997....................................     22
   Notes to Consolidated Financial Statements............................     24

(a)(2) The following is a list of all financial statement schedules for the years ended December 31, 1995, 1996 and 1997 filed as part of this
       Report:

   Schedule II -- Valuation and Qualifying Accounts.......................    40

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) See accompanying Index to Exhibits ...............................    41

(b)    No reports on Form 8-K were filed during the fourth quarter of 1997

(c)    See accompanying Index to Exhibits................................     42

(d)    None

                         MARISA CHRISTINA, INCORPORATED
                                AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

                                   Balance at   Charged to
                                    Beginning    Costs and                      Balance at
Description                         of Period     Expenses   Deductions(a)   End of Period
-----------                        ----------   ----------   -------------   -------------
Allowance for doubtful accounts:
Trade

Year ended
   December 31, 1995                 $129,305      169,703         162,809         136,199

Year ended
   December 31, 1996                 $136,199      309,774         372,629          73,344

Year ended
   December 31, 1997                 $ 73,344      353,660         226,900         200,104

(a) Deductions represent write-offs of specifically identified accounts.

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

                                                                    Sequentially
                                                                        Numbered
Exhibit No.                      Document                                 Page
-----------                      --------                                 ----

   2.1++    Asset Purchase Agreement dated June 30, 1993, between MCFD
            Acquisition L.L.C. and Flapdoodles, Inc ....................    *

   2.2++    Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina, Incorporated (the "Company"),
            Marisa Christina Holding, Inc., Marisa Christina Outlet
            Holdings, Inc., C.M. Marisa Christina (H.K.) Limited, MF
            Showroom Holdings, Inc., Flapdoodles, L.L.C. and the
            Investors in such companies named on the signature pages
            thereto ....................................................  ***

   2.3++    Asset Purchase Agreement, dated as of January 1, 1996, by
            and among Adrienne Vittadini, Inc. ("AVI"), the Company,
            and Adrienne Vittadini Enterprises, Inc. ("AVE") ...........   **

   3.1      Amended and Restated Certificate of Incorporation of the
            Company ....................................................  ***

   3.2      By-Laws of the Company .....................................  ***

   4.1      Option Agreement between the Company and Marc Ham, dated
            June 30, 1994 ..............................................  ***

   4.2      Option Agreement between the Company and Carole Bieber,
            dated June 30, 1994 ........................................  ***

   4.3      1994 Stock Option Plan .....................................  ***

   4.4      Registration Rights Agreement, dated as of January 1,
            1996, by and among the Company, AVI, and the other parties
            listed on the signature pages thereto ......................   **

  10.1+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and Michael H. Lerner ...  ***

  10.2+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and Marc Ham ............  ***

  10.3+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and G. Michael Dees .....  ***

  10.4+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and Carole Bieber .......  ***

  10.5+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and Christine M.
            Carlucci ...................................................  ***

  10.6+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and S.E. Melvin Hecht ...  ***

  10.7+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and Elliot R. Epstein ...  ***

  10.8+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and Robert Davidoff .....  ***

  10.9+     Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and Lawrence D.
            Glaubinger .................................................  ***

  10.10+    Directors and Officers Indemnification Agreement, dated
            June 22, 1994, between the Company and David W. Zalaznick ..  ***

                                                                    Sequentially
                                                                        Numbered
Exhibit No.                      Document                                 Page
-----------                      --------                                 ----

  10.11+    Employment Agreement between the Company and Michael H.
            Lerner, dated January 1, 1998 ..............................   (1)

  10.12+    Amended and Restated Employment Agreement between the
            Company and Marc Ham, dated January 1, 1998 ................   (1)

  10.13+    Amended and Restated Employment Agreement between the
            Company and Carole Bieber, dated January 1, 1998 ...........   (1)

  10.13A    Employment Agreement between the Company and G. Michael
            Dees, dated January 1, 1998 ................................   (1)

  10.13B    Employment Agreement between the Company and Zachary
            Solomon, dated February 18, 1998 ...........................   (1)

  10.14+    Amended and Restated Employment Agreement, dated June 30,
            1993, between the Company and TJC Management Corporation ...    *

  10.15     Lease Agreement, dated July 1, 1993, by and among Marc Ham and Carole Bieber, as trustees, and MCFD Acquisitions
            L.L.C. together with Subordination, Non-Disturbance and Attornment Agreement dated July 1, 1993 between MCFD
            Acquisitions L.L.C. and Wilmington Trust Company ...........    *

  10.16     Trademark Assignment Agreement, dated as of January 1,
            1996, by and among Vittadini Ltd., the Company and AVE .....   **

  10.17     Trademark Collateral Assignment, dated as of January 1,1
            996, by and among AVI, the Company, and AVE ................   **

  10.18     Employment Agreement, dated as of January 1, 1996, among
            the Company, AVE, and Adrienne Vittadini ...................   **

  10.19     Employment Agreement, dated as of January 1, 1996, among
            the Company, AVE, and Gianluigi Vittadini ..................   **

  10.20     Credit agreement dated August 21, 1996 by and among the
            Company, Marisa Christina Apparel, Inc., Flapdoodles,
            Inc., Adrienne Vittadini Enterprises, Inc. and the Chase
            Manhattan Bank, N.A ........................................ ****

  10.21     Credit agreement dated August 29, 1996 by and among the
            Company, Marisa Christina Apparel, Inc., Flapdoodles,
            Inc., Adrienne Vittadini Enterprises, Inc. and The Bank of
            New York ................................................... ****

  21        Subsidiaries of the Registrant .............................  ***

  23        Consent of Independent Auditors ............................   (1)

  27        Financial Data Schedule ....................................  N/A

--------
* Incorporated by reference to the exhibits filed with the Company's Form S-1 Registration Statement (File No. 33-78958).

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

(1)  Filed herewith

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MARISA CHRISTINA, INCORPORATED

                            BY: /s/ Michael H. Lerner
                                -----------------------------------------
                                Michael H. Lerner
                                Chairman, Chief Executive Officer and President
Dated:  March 25, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                          Title                       Date
     ---------                          -----                       ----

/s/ Michael H. Lerner            Chairman, Chief Executive     March 25, 1998
---------------------------      Officer and President
Michael H. Lerner


/s/ S. E. Melvin Hecht           Chief Financial Officer,      March 25, 1998
---------------------------      Treasurer and Director
S. E. Melvin Hecht


/s/ Marc Ham                     Vice Chairman                 March 25, 1998
---------------------------
Marc Ham


/s/ Gianluigi Vittadini          Director                      March 25, 1998
---------------------------
Gianluigi Vittadini


/s/ G. Michael Dees              Director                      March 25, 1998
---------------------------
G. Michael Dees


/s/ Christine M. Carlucci        Director                      March 25, 1998
---------------------------
Christine M. Carlucci


/s/ Robert Davidoff              Director                      March 25, 1998
---------------------------
Robert Davidoff


/s/ Lawrence D. Glaubinger       Director                      March 25, 1998
---------------------------
Lawrence D. Glaubinger


/s/ Brett J. Meyer               Director                      March 25, 1998
---------------------------
Brett J. Meyer

Dated:  March 25, 1998