Form 10-Q
period 1998-03-31
MARISA CHRISTINA INC
filed 1998-05-15
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended ____________March 31, 1998_____________________________

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________to______________________

Commission File Number:                     0-24176
                        -----------------------------------------------------


                         Marisa Christina, Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




Delaware                                                 11-3216809
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)



8101 Tonnelle Avenue, North Bergen, New Jersey           07047-4601
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)



                                 (201)-758-9800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

   The number of shares outstanding of the Company's Common Stock on April 30, 1998 were 8,159,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----

PART I.  Financial Information


Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 1997
            and March 31, 1998 (Unaudited)                                   2

         Consolidated Statements of Operations and Comprehensive Income
            for the Three Months Ended March 31, 1997 and 1998 (Unaudited)   3

         Consolidated Statement of Stockholders' Equity for the Three
            Months Ended March 31, 1998 (Unaudited)                          4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1997 and 1998 (Unaudited)                        5

         Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and  Results of Operations                                       8


PART II.  Other Information

Item 1.  Legal Proceedings                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                  12

PART I: Financial Information
ITEM 1: Consolidated Financial Statements

               MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                   December 31,      March 31,
       Assets                                                         1997 (1)         1998
                                                                   ------------    ------------
Current assets:
     Cash and cash equivalents                                     $  1,007,153    $  1,149,952
     Accounts receivable, less allowance for doubtful
       accounts of $200,104 in 1997 and $531,519 in 1998              9,174,602      11,014,818
     Inventories                                                     12,006,285      10,869,356
     Income taxes recoverable                                         3,653,933       3,092,501
     Prepaid expenses and other current assets                        3,597,237       3,160,750
                                                                   ------------    ------------

          Total current assets                                       29,439,210      29,287,377

Property and equipment, net                                           3,186,404       3,116,656
Goodwill, less accumulated amortization of
     $4,615,719 in 1997 and $5,073,495 in 1998                       31,294,348      30,836,572
Other assets                                                          1,276,819       1,283,410
                                                                   ------------    ------------

          Total assets                                             $ 65,196,781    $ 64,524,015
                                                                   ============    ============

     Liabilities and Stockholders' Equity

Current liabilities:
     Loans payable to bank                                         $  6,500,000    $ 10,930,000
     Accounts payable                                                 7,578,832       4,053,728
     Accrued expenses and other current liabilities                   3,419,528       2,763,722
                                                                   ------------    ------------

          Total current liabilities                                  17,498,360      17,747,450

Other liabilities                                                       503,274         503,274
                                                                   ------------    ------------

          Total liabilities                                          18,001,634      18,250,724
                                                                   ------------    ------------

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
       authorized, none issued                                               --              --
     Common stock, $.01 par value; 15,000,000 shares authorized,
       8,586,769 shares issued in 1997 and 1998                          85,868          85,868
     Additional paid-in capital                                      31,653,186      31,653,186
     Accumulated other comprehensive income                             (57,924)        (47,979)
     Retained earnings                                               18,421,447      17,599,026
     Treasury stock, 402,000 and 427,000 common shares
       in 1997 and 1998 at cost                                      (2,907,430)     (3,016,810)
                                                                   ------------    ------------

          Total stockholders' equity                                 47,195,147      46,273,291
                                                                   ------------    ------------

          Total liabilities and stockholders' equity               $ 65,196,781    $ 64,524,015
                                                                   ============    ============

(1) Accounts were derived from the audited consolidated balance sheet as of December 31, 1997.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income

                           For the three months ended
                             March 31, 1997 and 1998
                                   (Unaudited)

                                                                 1997            1998
                                                             ------------    ------------
Net sales                                                    $ 25,570,195    $ 20,019,644

Cost of goods sold                                             17,520,873      14,271,242
                                                             ----------------------------

       Gross profit                                             8,049,322       5,748,402

Selling, general and administrative                             7,897,067       7,056,308
                                                             ----------------------------

       Operating earnings (loss)                                  152,255      (1,307,906)

Other income, net                                                 737,432         318,002

Interest expense, net                                             (78,078)       (163,517)
                                                             ----------------------------

       Earnings (loss) before income tax expense (benefit)        811,609      (1,153,421)

Income tax expense (benefit)                                      321,014        (331,000)
                                                             ----------------------------

       Net earnings (loss)                                        490,595        (822,421)
                                                             ----------------------------

Other comprehensive income, net of tax:
       Foreign currency translation adjustment                         --           9,945
                                                             ----------------------------

       Comprehensive income (loss)                           $    490,595    $   (812,476)
                                                             ============================


Net earnings (loss) per share:
       Basic                                                 $       0.06    $      (0.10)
       Diluted                                               $       0.06    $      (0.10)
                                                             ============================


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    For the three months ended March 31, 1998
                                   (Unaudited)


                                                                    Accumulated
                                   Common stock        Additional     other
                             ------------------------    paid-in   comprehensive  Retained      Treasury
                                Shares         Amount    capital      income      earnings        stock        Total
                             -------------   --------  ----------- -------------  ------------  ---------   -----------


Balance at December 31, 1997     8,586,769  $  85,868  $31,653,186   $(57,924)    $ 18,421,447  (2,907,430) $47,195,147

Net loss
                                         -          -            -          -         (822,421)          -     (822,421)

Other comprehensive loss                 -          -            -      9,945                -           -        9,945

Treasury stock                           -          -            -          -                -    (109,380)    (109,380)
                                ----------  ---------  -----------    --------   -------------  ----------  -----------

Balance at March 31, 1998        8,586,769  $  85,868  $31,653,186   $(47,979)    $ 17,599,026  (3,016,810) $46,273,291
                                ==========  =========  ===========    ========   =============  ==========  ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

               For the three months ended March 31, 1997 and 1998
                                   (Unaudited)


                                                                       1997           1998
                                                                    -----------    -----------
Cash flows from operating activities:
    Net earnings (loss)                                             $   490,595    $  (822,421)
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
          Depreciation and amortization                                 645,975        644,982
          Changes in assets and liabilities:
                Accounts receivable                                  (1,649,190)    (1,840,216)
                Due from factor                                      (1,113,705)            --
                Inventories                                             315,496      1,136,929
                Prepaid expenses and other current assets              (636,429)       436,487
                Other assets                                             89,040         (6,591)
                Accounts payable                                       (191,741)    (3,515,159)
                Income taxes recoverable                               (297,825)       561,432
                Accrued expenses and other current liabilities          (39,754)      (655,806)
                                                                    -----------    -----------

                   Net cash used in operating activities             (2,387,538)    (4,060,363)
                                                                    -----------    -----------

Cash flows used in investing activities:
    Acquisitions of property and equipment                             (187,893)      (117,458)
    Other                                                              (175,000)            --
                                                                    -----------    -----------

                   Net cash used in investing activities               (362,893)      (117,458)
                                                                    -----------    -----------

Cash flows from financing activities:
    Borrowings under line of credit facilities, net                   3,300,000      4,430,000
    Acquisition of treasury stock                                            --       (109,380)
                                                                    -----------    -----------

                   Net cash provided by financing activities          3,300,000      4,320,620
                                                                    -----------    -----------

Net increase in cash and cash equivalents                               549,569        142,799

Cash and cash equivalents at beginning of period                      1,044,094      1,007,153
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 1,593,663    $ 1,149,952
                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               For the three months ended March 31, 1997 and 1998
                                   (Unaudited)


(1) Basis of Presentation and Reorganization

The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the "Company"). Significant intercompany accounts and transactions are eliminated in consolidation.

The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 1997 and 1998 are not necessarily indicative of the operating results to be expected for a full year.

(2) Reporting Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, as of January 1, 1998. SFAS No.130 requires the reporting and display of comprehensive income and its components and accumulated comprehensive income in a full set of financial statements. Comprehensive income represents the Company's change in equity during the periods presented from transactions and other events and circumstances from nonowner sources. The impact of adoption was not material.

(3) Inventories

    Inventories at December 31, 1997 and March 31, 1998 consist of the following:

                                                   1997                  1998
                                               -----------           -----------
Piece goods                                    $ 2,959,703           $ 3,296,127
Work in process                                  2,863,727             2,122,950
Finished goods                                   6,182,855             5,450,279
                                               -----------           -----------
                                               $12,006,285           $10,869,356
                                               ===========           ===========

(4) Credit Facilities

The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. The credit facilities expire on June 30, 1998 when the Company expects the facilities to be renewed. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of March 31, 1998, $10,930,000 of borrowings, bearing interest at an average annual rate of 7.0%, and $2,668,000 of commercial letters of credit were outstanding under the credit facilities. At March 31, 1998, available borrowings under the facilities were $21,402,000.

(5) Earnings Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share, as of December 31, 1997, and accordingly, has restated all prior periods in accordance with the pronouncement. The impact on adoption was not material. Basic net earnings (loss) per common share is based on the weighted average number of common shares outstanding which were 8,384,769 and 8,161,436 for the three months ended March 31, 1997 and 1998, respectively. Diluted earnings (loss) per common share is based on weighted average number of common shares outstanding and dilutive securities outstanding, which were 8,384,769 and 8,161,436 for the three months ended March 31, 1997 and 1998, respectively.

                 ITEM 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Results for the first quarter of 1998 were below historical levels. While Flapdoodles continued its profitability, first quarter results were adversely impacted by weaker sales and customer demand at the Marisa Christina (MC) and Adrienne Vittadini (AVE) divisions as anticipated. Sales for the Cruise and Spring seasons at both its MC and AVE divisions were disappointing, which negatively impacted results for the quarter. Management attributes the decline in operating results primarily to the change in consumer habits and a shift in the buying patterns of major department stores to favor a smaller number of suppliers with very large name brands.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three months ended March 31, 1997 and 1998.

                                                            1997         1998
                                                            ----         ----
Net sales                                                   100.0%       100.0%
                                                            -----        -----
Gross profit                                                 31.5         28.7
Selling, general and administrative expenses                 30.9         35.2
                                                            -----        -----

Operating earnings (loss)                                     0.6         (6.5)
Other income, net                                             2.9          1.6
Interest expense, net                                        (0.3)        (0.8)
Income tax expense (benefit)                                  1.3         (1.6)
                                                            -----        -----

Net earnings (loss)                                           1.9%        (4.1%)
                                                            =====        =====

Three  Months  Ended March 31, 1997  Compared to Three  Months Ended March 31,
1998

Net sales. Net sales decreased 21.9% from $25.6 million in 1997, to $20.0 million in 1998. The decrease is attributable primarily to a decline in the sales of the MC and AVE divisions. Sales in both divisions were adversely affected by continuing department store consolidation and the stores ever growing reliance on major brand names. Further, AVE's sales were hurt by continued softness in the Bridge market and by its new policy to minimize sales to discounters. MC's sales additionally declined due to a reduction in the number of its specialty store accounts.

Gross Profit. Gross profit decreased 27.5% from $8.0 million in 1997, to $5.8 million in 1998. As a percentage of net sales, gross profit declined from 31.5% in 1997 to 28.7% in 1998. Gross profit was negatively impacted by higher provisions for markdowns as well as the fact that certain fixed costs associated with design and production represented a higher percentage of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 10.1%, from $7.9 million in 1997 to $7.1 million in 1998. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 30.9% in 1997 to 35.2% in 1998. The decrease in expenses is primarily attributable to the planned reduction in advertising and other cost savings.

 Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. The decrease of $420,000 is due principally to the AVE division, which had net royalty income of approximately $293,000 in 1998. The reduction is primarily a result of timing. Additional factors include the closing of certain unprofitable overseas licensing arrangements as well as an increase in licensing expenses.

Interest Expense, Net. Interest expense, net increased from $78,000 in 1997 to $164,000 in 1998, principally as the result of higher average outstanding borrowings.

Income Tax Expense (Benefit). Income tax expense (benefit) changed from $321,000 expense in 1997 to ($331,000) benefit in 1998 as the result of the loss incurred in 1998. The Company's effective income tax rates for the three months ended March 31, 1997 and 1998 were 39.5% and (28.7%), respectively. The lower effective tax rate in 1998 is the result of valuation allowances established for operating losses in certain states.

Net Earnings (Loss). Net earnings (loss) declined from net earnings of $491,000 in 1997 to net loss of ($822,000) in 1998 as a result of lower net sales and gross margins.

Seasonality

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Back-to-School and Fall collections, the Company's largest selling seasons and Holiday, the Company's next largest season, is shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resorts, Spring/Summer and Early Fall collections average 5% to 10% lower than in other selling seasons.

Liquidity and Capital Resources

The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of March 31, 1998, $10,930,000 of borrowings and $2,668,000 of commercial letters of credit were outstanding under the credit facilities. At March 31, 1998, available borrowings under the facilities were $21,402,000.

During 1998, the Company has planned capital expenditures of approximately $500,000, primarily to upgrade computer systems and open new outlet stores. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities. Capital expenditures during the three months ended March 31, 1998 were approximately $117,000.

The Company believes that funds generated by operations, if any, and the line of credit facilities are expected to provide financial resources sufficient to meet all of its working capital and letter of credit requirements for at least the next twelve months.

Exchange Rates

Although it is Company policy to contract for the purchase of imported merchandise in United States dollars, reductions in the value of the dollar could result in the Company paying higher prices for its products. During the last three fiscal years, however, currency fluctuations have not had an impact on the Company's cost of merchandise. The Company does not engage in hedging activities with respect to such exchange rate risk.

Impact of Inflation

The Company has historically been able to adjust prices, and, therefore, inflation has not had, nor is it expected to have, a significant effect on the operations of the Company.

Accounting Matters

During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS No. 130); and No. 131, Disclosures About Segments of an Enterprise and Related Information, (SFAS No. 131). These pronouncements generally require additional disclosure and are not expected to have any effect on the Company's financial position or results of operations. The Company adopted SFAS No. 130 on January 1, 1998 and will adopt SFAS No. 131 on December 31, 1998. The Company is currently evaluating the impact, if any, that SFAS No. 131 will have on their financial statement disclosures.

Year 2000

In 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be $100,000 and is being funded through operating cash flows. The Company will be expensing all costs associated with these system changes as the costs are incurred. In 1998, the Company has initiated communications with suppliers and customers to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own Year 2000 issue.

Forward Looking Information

Except for historical information contained herein, the statements in this form are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks included, among others, risks associated with the success of future advertising and marketing programs, the receipt and timing of future customer orders, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins. These and other risks are described in the Company's filings with the Securities and Exchange Commission (SEC), copies of which are available from the SEC or may be obtained upon request from the Company.

PART II.  Other Information

Item 1.  Legal Proceedings

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K - no reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

Exhibit 27.1 - Financial Data Schedule.

Exhibit 27.2 - Financial Data Schedule.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  May 14, 1998                    /s/   S. E. Melvin Hecht
                                       ----------------------------------------
                                       S. E. Melvin Hecht
                                       Chief Financial Officer and Treasurer