Form 10-Q
period 1998-06-30
MARISA CHRISTINA INC
filed 1998-08-14
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended  June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________to_______________________


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



                                 (201)-758-9800
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

     The number of shares outstanding of the Company's Common Stock on August 1, 1998 were 8,159,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX



                                                                                                          Page
                                                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets as of December 31, 1997
                 and June 30, 1998 (Unaudited)                                                               2

              Consolidated Statements of Operations and Comprehensive
              Income for the Three and Six Months Ended June 30, 1997
              and 1998 (Unaudited)                                                                           3

              Consolidated Statement of Stockholders' Equity for the Six Months
                 Ended June 30, 1998 (Unaudited)                                                             4

              Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 1997 and 1998 (Unaudited)                                                    5

              Notes to Consolidated Financial Statements (Unaudited)                                         6

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                         8


PART II.  OTHER INFORMATION

Item 1:       Legal Proceedings                                                                             11

Item 4:       Submission of Matters to a Vote of Security Holders                                           11

Item 6:       Exhibits and Reports on Form 8-K                                                              11


SIGNATURE                                                                                                   12

PART I:        FINANCIAL INFORMATION
ITEM I:        CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  DECEMBER 31,             JUNE 30,
      ASSETS                                                        1997(1)                  1998
      ------                                                      ------------           ------------

Current assets:
      Cash and cash equivalents                                   $  1,007,153           $    727,956
      Accounts receivable, less allowance for doubtful
        accounts of $200,104 in 1997 and $550,490 in 1998            9,174,602              5,679,932
      Inventories                                                   12,006,285             11,486,286
      Prepaid expenses and other current assets                      3,597,237              3,122,916
      Income taxes recoverable                                       3,653,933              3,823,979
                                                                  ------------           ------------

               Total current assets                                 29,439,210             24,841,069

Property and equipment, net                                          3,186,404              2,964,582
Goodwill, less accumulated amortization of $4,615,719
      in 1997 and $5,531,271 in 1998                                31,294,348             30,378,796
Other assets                                                         1,276,819              1,239,754
                                                                  ------------           ------------

               Total assets                                       $ 65,196,781           $ 59,424,201
                                                                  ============           ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Loans payable to banks                                      $  6,500,000           $  7,700,000
      Accounts payable                                               7,578,832              4,129,765
      Accrued expenses and other current liabilities                 3,419,528              2,393,142
                                                                  ------------           ------------
               Total current liabilities                            17,498,360             14,222,907

Other liabilities                                                      503,274                503,274
                                                                  ------------           ------------
               Total liabilities                                    18,001,634             14,726,181

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares
        authorized, none issued                                           --                     --
      Common stock, $.01 par value; 15,000,000 shares
        authorized, 8,586,769 shares issued and outstanding
        in 1997 and 1998                                                85,868                 85,868
      Additional paid in capital                                    31,653,186             31,653,186
      Accumulated other comprehensive loss                             (57,924)               (57,410)
      Retained earnings                                             18,421,447             16,033,186
      Treasury stock, 402,000 and 427,000 common shares
        in 1997 and 1998 at cost                                    (2,907,430)            (3,016,810)
                                                                  ------------           ------------
               Total stockholders' equity                           47,195,147             44,698,020
                                                                  ------------           ------------
               Total liabilities and stockholders' equity         $ 65,196,781           $ 59,424,201
                                                                  ============           ============

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1997.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     JUNE 30,                                JUNE 30,
                                          --------------------------------       ---------------------------------

                                             1997                1998                1997                1998
                                          ------------        ------------        ------------        ------------
Net sales                                 $ 19,600,192        $ 13,279,958        $ 45,170,387        $ 33,299,602
Cost of goods sold                          13,600,899          10,143,155          31,121,772          24,414,397
                                          ------------        ------------        ------------        ------------

        Gross profit                         5,999,293           3,136,803          14,048,615           8,885,205

Selling, general and administrative          5,889,458           5,734,335          13,786,525          12,790,643
                                          ------------        ------------        ------------        ------------

        Operating earnings (loss)              109,835          (2,597,532)            262,090          (3,905,438)

Other income, net                              760,245             558,075           1,497,677             876,077

Interest expense, net                          (86,964)           (156,783)           (165,042)           (320,300)
                                          ------------        ------------        ------------        ------------

        Earnings (loss) before
            income tax expense
            (benefit)                          783,116          (2,196,240)          1,594,725          (3,349,661)

Income tax expense (benefit)                   308,886            (630,400)            629,900            (961,400)
                                          ------------        ------------        ------------        ------------

Net earnings (loss)                            474,230          (1,565,840)            964,825          (2,388,261)

Other comprehensive income (loss),
     net of tax - foreign currency
     translation adjustment                       --                (9,431)               --                   514
                                          ------------        ------------        ------------        ------------

        Comprehensive income
            (loss)                        $    474,230        $ (1,575,271)       $    964,825        $ (2,387,747)
                                          ============        ============        ============        ============

Net earnings (loss) per share:
     Basic                                $       0.06        $      (0.19)       $       0.12        $      (0.29)
     Diluted                              $       0.06        $      (0.19)       $       0.12        $      (0.29)
                                          ============        ============        ============        ============



See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)




                                                                        Accumulated
                                    Common stock          Additional       other
                              --------------------------    paid-in     comprehensive    Retained      Treasury
                                 Shares        Amount       capital        loss          earnings       stock           Total
                              ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 1997     8,586,769  $     85,868  $ 31,653,186  $    (57,924)  $ 18,421,447   $ (2,907,430)  $ 47,195,147

Net loss                              --            --            --            --       (2,388,261)          --       (2,388,261)

Other comprehensive
   income                             --            --            --             514           --             --              514

Treasury stock                        --            --            --            --             --         (109,380)      (109,380)


                              ------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance at June 30, 1998         8,586,769  $     85,868  $ 31,653,186  $    (57,410)  $ 16,033,186   $ (3,016,810)  $ 44,698,020
                              ============  ============  ============  ============   ============   ============   ============





See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

                                                                               1997               1998
                                                                            -----------        -----------

Cash flows from operating activities:
     Net earnings (loss)                                                    $   964,825        $(2,388,261)
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
              Depreciation and amortization                                   1,333,858          1,279,240
              Changes in assets and liabilities:
                 Accounts receivable                                          1,476,676          3,494,670
                 Inventories                                                   (287,611)           519,999
                 Prepaid expenses and other current assets                   (1,192,289)           474,321
                 Other assets                                                    94,534             37,065
                 Accounts payable                                              (180,862)        (3,448,553)
                 Accrued expenses and other current liabilities                (516,191)        (1,026,386)
                 Income taxes recoverable                                      (662,652)          (170,046)
                                                                            -----------        -----------

                 Net cash provided by (used in) operating activities          1,030,288         (1,227,951)
                                                                            -----------        -----------

Cash flows from investing activities:
     Acquisitions of property and equipment                                    (544,219)          (141,866)
     Other                                                                     (184,801)              --
                                                                            -----------        -----------

                 Net cash used in investing activities                         (729,020)          (141,866)
                                                                            -----------        -----------

Cash flows from financing activities:
     Borrowings (repayments) under line of credit facilities, net              (200,000)         1,200,000
     Acquisition of treasury stock                                                 --             (109,380)
                                                                            -----------        -----------

                 Net cash  provided by (used in) financing activities          (200,000)         1,090,620
                                                                            -----------        -----------

Net increase (decrease) in cash and cash equivalents                            101,268           (279,197)

Cash and cash equivalents at beginning of period                              1,044,094          1,007,153
                                                                            -----------        -----------

Cash and cash equivalents at end of period                                  $ 1,145,362        $   727,956
                                                                            ===========        ===========

Supplemental information:

Cash paid during the period for:
     Income taxes                                                           $ 1,280,717        $    43,521
                                                                            ===========        ===========

     Interest                                                               $   184,741        $   323,363
                                                                            ===========        ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION AND REORGANIZATION

The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated (the "Company") and its wholly owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 1997 and 1998 are not necessarily indicative of the operating results to be expected for a full year.

(2)   REPORTING COMPREHENSIVE INCOME

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, as of January 1, 1998. SFAS No. 130 requires the reporting and display of comprehensive income and its components and accumulated comprehensive income in a full set of financial statements. Comprehensive income represents the Company's change in equity during the periods presented from transactions and other events and circumstances from nonowner sources. The impact of adoption was not material.

(3)   INVENTORIES

Inventories at December 31, 1997 and June 30, 1998 consist of the following:

                          1997              1998
                      -----------       -----------
Piece goods           $ 2,959,703       $ 3,003,183
Work in process         2,863,727         1,320,800
Finished goods          6,182,855         7,162,303
                      -----------       -----------

                      $12,006,285       $11,486,286
                      ===========       ===========

(4)   CREDIT FACILITIES

The Company has line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of June 30, 1998, $7,700,000 of borrowings, bearing interest at an average rate of 6.82%, and $1,209,165 of commercial letters of credit were outstanding under the credit facilities. The credit facilities expired on June 30, 1998 and have been extended while the Company negotiates new arrangements with the banks.

(5)   EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share, as of December 31, 1997, and accordingly, has restated all prior periods in accordance with the pronouncement. The impact on adoption was not material. Basic net earnings (loss) per common share is based on the weighted average number of common shares outstanding which were 8,384,769 and 8,160,602 for the six months ended June 30, 1997 and 1998, respectively. Diluted earnings (loss) per common share is based on weighted average number of shares outstanding and dilutive securities outstanding, which were 8,384,769 and 8,160,602 for the six months ended June 30, 1997 and 1998, respectively.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Results for the first half of 1998 were below historical levels. While Flapdoodles continued its profitability, first half results were adversely impacted by weaker sales and customer demand at the Marisa Christina (MC) and Adrienne Vittadini (AVE) divisions as anticipated. Sales for the Cruise and Spring seasons at both its MC and AVE divisions were disappointing, which negatively impacted results for the quarter. Management attributes the decline in operating results primarily to the change in consumer habits and a shift in the buying patterns of major department stores to favor a smaller number of suppliers with very large name brands. Sales were also negatively impacted by a conscious decision to reduce sales to discounters, as well as unfavorable year to date sales by retailers' comparisons. The Company expects this trend to continue.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of earnings of the Company for the three and six month periods ended June 30, 1997 and 1998.

                                                       Three Months                  Six Months
                                                           Ended                        Ended
                                                          June 30,                     June 30,
                                                   ---------------------         ---------------------

                                                    1997           1998           1997           1998
                                                   ------         ------         ------         ------
Net sales                                           100.0%         100.0%         100.0%         100.0%
                                                   ------         ------         ------         ------

Gross profit                                         30.6           23.6           31.1           26.7
Selling, general and administrative expenses         30.1           43.2           30.5           38.4
                                                   ------         ------         ------         ------

Operating earnings (loss)                             0.5          (19.6)           0.6          (11.7)
Other income, net                                     3.9            4.2            3.3            2.6
Interest expense, net                                (0.4)          (1.2)          (0.4)          (1.0)
Income tax expense (benefit)                          1.6           (4.8)           1.4           (2.9)
                                                   ------         ------         ------         ------

Net earnings (loss)                                   2.4%         (11.8)%          2.1%          (7.2)%
                                                   ======         ======         ======         ======

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net sales. Net sales decreased 32.1%, from $19.6 million in 1997 to $13.3 million in 1998. The decrease is attributable primarily to a decline in sales of the AVE and the MC divisions.

Gross Profit. Gross profit decreased 48.3%, from $6.0 million in 1997 to $3.1 million in 1998 as a result of lower sales and gross margin. As a percentage of net sales, gross profit decreased from 30.6% in 1997 to 23.6% in 1998. The decline in the gross profit percentage for the 1998 quarter was attributable primarily to the impact that certain fixed costs associated with design and production had on a significantly lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3.4%, from $5.9 million in 1997 to $5.7 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 30.1% in 1997 to 43.2% in 1998. The decrease in dollar amount is primarily attributable to variable expenses related to lower sales volume and also to the Company's ongoing efforts to reduce operating expenses. The percentage of net sales increase was attributable to certain fixed costs on a lower sales volume.

Other Income, Net. Other income consists of royalty, licensing and copyright infringement income. The amount has declined as a result of lower sales by Adrienne Vittadini licenses.

Interest Expense, Net. Interest expense increased from $87,000 in 1997 to $157,000 in 1998, principally as the result of higher average outstanding borrowings.

Income Tax Expense (Benefit). Income tax expense (benefit) changed from $309,000 expense in 1997 to ($630,000) benefit in 1998 as the result of the loss incurred in 1998. The Company's effective income tax rates for the six months ended June 30, 1997 and 1998 were 39.4% and (28.7%), respectively. The lower effective tax rate in 1998 is the result of valuation allowances established for operating losses in certain states.

Net Earnings (Loss). Net earnings (loss) declined from net earnings of $474,000 in 1997 to net loss of ($1,566,000) in 1998 as a result of the aforementioned items.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Sales. Net sales decreased 26.3%, from $45.2 million in 1997 to $33.3 million in 1998. The decrease is attributable primarily to a decline in sales of the AVE and the MC divisions.

Gross Profit. Gross profit decreased 36.4%, from $14.0 million in 1997 to $8.9 million in 1998 as a result of lower sales and gross margin. As a percentage of net sales, gross profit decreased from 31.1% in 1997 to 26.7% in 1998. The decline in the gross profit percentage for the 1998 six months was attributable primarily to the impact that certain fixed costs associated with design and production had on lower sales volume.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased 7.2%, from $13.8 million in 1997 to $12.8 million in 1998. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 30.5% in 1997 to 38.4% in 1998, as a result of the lower sales volume. The decrease in dollar amount is attributable to variable expenses related to lower sales volume and also to the Company's ongoing efforts to reduce operating expenses.

Other Income, Net. Other income consists of royalty, licensing and copyright infringement income. The amount has declined as a result of lower sales by Adrienne Vittadini licenses.

Interest Expense Net. Interest expense increased from $165,000 in 1997 to $320,000 in 1998, principally as the result of higher average outstanding borrowings.

Income Tax Expense (Benefit). Income tax expense (benefit) changed from $630,000 expense in 1997 to ($961,000) benefit in 1998 as the result of the loss incurred in 1998. The Company's effective income tax rates for the six months ended June 30, 1997 and 1998 were 39.5% and 28.7%, respectively. The lower effective tax rate in 1998 is the result of valuation allowances established for operating losses in certain states.

Net Earnings (Loss). Net earnings (loss) declined from net earnings of $965,000 in 1997 to net loss of ($2,388,000) in 1998 as a result of the aforementioned items.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occruing during the second half of the year as a result of Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for these garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from Back-to-School and Fall collections, the Company's largest selling seasons and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5 to 10% lower than in other selling seasons.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit facilities with two banks, aggregating $35,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the credit facilities are secured by the Company's accounts receivable and imported inventory and bear interest at the prime rate or LIBOR plus 1% at the Company's option. As of June 30, 1998, $7,700,000 of borrowings and $1,209,165 of commercial letters of credit were outstanding under the credit facilities.
The credit facilities expired on June 30, 1998 and have been extended while the Company negotiates new arrangements with the banks.

During 1998, the Company has planned capital expenditures of approximately $500,000, primarily to upgrade computer systems and open new outlet stores. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities. Capital expenditures during the six months ended June 30, 1998 were approximately $142,000.

The Company believes that funds generated by operations, if any, and the expected renegotiated line of credit facilities will provide financial resources sufficient to meet all of its working capital and letter of credit requirements for at least the next twelve months.


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


IMPACT OF INFLATION

The Company has historically been able to adjust prices, and therefore, inflation has not had, nor is it expected to have, a significant effect on the operations of the Company.

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


FORWARD LOOKING INFORMATION

Except for historical information contained herein, the statements in this form are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks included, among others, risks associated with the success of future advertising and marketing programs, the receipt and timing of future customer orders, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in the Company's filings with the Securities and Exchange Commission (SEC), copies of which are available from the SEC or may be obtained upon request from the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders' held on May 20, 1998:

         a. Michael H. Lerner, Marc Ham, Adrienne Vittadini, Gianluigi Vittadini, G. Michael Dees, Christine M. Carlucci, S.E. Melvin Hecht, Zachary Solomon, Robert Davidoff, Lawrence D. Glaubinger, Brett J. Meyer, Barry S. Rosenstein and David W. Zalaznick were elected to serve as directors of the Company for a one-year term.

                  Mrs. Carlucci and Messr. Meyer, Ham, Rosenstein, Hecht and Solomon received 5,625,798 votes for and 15,488 votes against; Mr. Lerner received 5,623,298 votes for and 17,988 votes against; Messr. Glaubinger, Davidoff and Zalaznick received 5,622,298 votes for and 18,988 votes against; Mr. Dees received 5,530,914 votes for and 110,372 votes against; Mr. Vittadini received 5,518,846 votes for and 110,372 votes against and Mrs. Vittadini received 5,437,362 votes for and 203,924 votes against.

         b. The proposal to reappoint KPMG Peat Marwick LLP as the Company's independent auditors was adopted.

                  5,637,786 votes were cast in favor of KPMG Peat Marwick LLP, 1,500 votes against and 2,000 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.  Financial Data Schedules

Exhibit 28.  Press release dated August 12, 1998

Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                        /s/   S. E. Melvin Hecht
                                      S. E. Melvin Hecht
                                      Chief Financial Officer and Treasurer