Form 10-Q
period 1998-09-30
MARISA CHRISTINA INC
filed 1998-11-16
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended           September 30, 1998

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

     The number of shares outstanding of the Company's Common Stock on November 1, 1998 was 7,765,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX



                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 1997
            and September 30, 1998 (Unaudited)                                    2

         Consolidated Statements of Operations and Comprehensive
            Income for the Three and Nine Months Ended September 30, 1997
            and 1998 (Unaudited)                                                  3

         Consolidated Statement of Stockholders' Equity for the Nine Months
            Ended September 30, 1998 (Unaudited)                                  4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1997 and 1998 (Unaudited)                         5

         Notes to Consolidated Financial Statements (Unaudited)                   6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                   8


PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                                       14

Item 6:  Exhibits and Reports on Form 8-K                                        14


SIGNATURE                                                                        15

PART I:     FINANCIAL INFORMATION
ITEM I:     CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              DECEMBER 31,    SEPTEMBER 30,
     ASSETS                                                     1997 (1)          1998
     ------                                                   ------------    -------------
Current assets:
     Cash and cash equivalents                                $  1,007,153    $  1,152,570
     Accounts receivable, less allowance for doubtful
        accounts of $200,104 in 1997 and $566,319 in 1998        9,174,602      13,774,924
     Inventories                                                12,006,285      10,276,036
     Prepaid expenses and other current assets                   3,597,237       3,312,874
     Income taxes recoverable                                    3,653,933       2,106,000
                                                              ------------    ------------

            Total current assets                                29,439,210      30,622,404

Property and equipment, net                                      3,186,404       3,035,650
Goodwill, less accumulated amortization of $4,615,719
     in 1997 and $4,489,045 in 1998                             31,294,348      13,395,715
Other assets                                                     1,276,819       1,242,254
Deferred tax assets                                                   --         5,261,124
                                                              ------------    ------------
            Total assets                                      $ 65,196,781    $ 53,557,147
                                                              ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loans payable to banks                                   $  6,500,000    $ 10,700,000
     Accounts payable                                            7,578,832       5,745,340
     Accrued expenses and other current liabilities              3,419,528       6,215,575
                                                              ------------    ------------

            Total current liabilities                           17,498,360      22,660,915

Other liabilities                                                  503,274            --
                                                              ------------    ------------

            Total liabilities                                   18,001,634      22,660,915

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized, none issued                                       --              --
     Common stock, $.01 par value; 15,000,000 shares
        authorized, 8,586,769 shares issued and outstanding
        in 1997 and 1998                                            85,868          85,868
     Additional paid-in capital                                 31,653,186      31,653,186
     Accumulated other comprehensive loss                          (57,924)        (57,000)
     Retained earnings                                          18,421,447       2,846,613
     Treasury stock, 402,000 and 821,000 common shares
        in 1997 and 1998 at cost                                (2,907,430)     (3,632,435)
                                                              ------------    ------------
            Total stockholders' equity                          47,195,147      30,896,232
                                                              ------------    ------------
            Total liabilities and stockholders' equity        $ 65,196,781    $ 53,557,147
                                                              ============    ============


(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1997.


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                          1997            1998            1997            1998
                                      ------------    ------------    ------------    ------------
Net sales                             $ 28,375,373    $ 23,064,148    $ 73,545,760    $ 56,363,750
Cost of goods sold                      19,975,115      16,699,481      51,096,887      41,113,878
                                      ------------    ------------    ------------    ------------
        Gross profit                     8,400,258       6,364,667      22,448,873      15,249,872

Selling, general and administrative
     expenses                            7,725,774       6,792,318      21,512,299      19,582,961
Restructuring charge                          --         3,750,000            --         3,750,000
Asset impairment charge                       --        16,525,306            --        16,525,306
                                      ------------    ------------    ------------    ------------
        Operating earnings (loss)          674,484     (20,702,957)        936,574     (24,608,395)

Other income, net                          484,520         786,831       1,982,197       1,662,908

Interest expense, net                     (111,537)       (169,651)       (276,579)       (489,951)
                                      ------------    ------------    ------------    ------------

        Earnings (loss) before
            income tax expense
            (benefit)                    1,047,467     (20,085,777)      2,642,192     (23,435,438)

Income tax expense (benefit)               413,728      (6,899,204)      1,043,628      (7,860,604)
                                      ------------    ------------    ------------    ------------
        Net earnings (loss)                633,739     (13,186,573)      1,598,564     (15,574,834)

Other comprehensive income,
     net of tax - foreign currency
     translation adjustment                   --               410            --               924
                                      ------------    ------------    ------------    ------------

        Comprehensive income
            (loss)                    $    633,739    $(13,186,163)   $  1,598,564     (15,573,910)
                                      ============    ============    ============    ============

Net earnings (loss) per share:
     Basic                            $       0.08    $      (1.62)   $       0.19           (1.91)
     Diluted                          $       0.08    $      (1.62)   $       0.19           (1.91)
                                      ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                      ACCUMULATED
                                 COMMON STOCK          ADDITIONAL       OTHER
                           ------------------------      PAID-IN     COMPREHENSIVE     RETAINED        TREASURY
                             SHARES       AMOUNT         CAPITAL         LOSS          EARNINGS          STOCK          TOTAL
                           ---------   ------------   ------------   -------------   ------------    ------------    ------------
Balance at
   December 31, 1997       8,586,769   $     85,868   $ 31,653,186   $    (57,924)   $ 18,421,447    $ (2,907,430)   $ 47,195,147

Net loss                        --             --             --             --       (15,574,834)           --       (15,574,834)

Other comprehensive
   income                       --             --             --              924            --              --               924

Treasury stock                  --             --             --             --              --          (725,005)       (725,005)


                        ------------   ------------   ------------   ------------    ------------    ------------    ------------

Balance at
   September 30, 1998      8,586,769   $     85,868   $ 31,653,186   $    (57,000)   $  2,846,613    $ (3,632,435)   $ 30,896,232
                        ============   ============   ============   ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

                                                                     1997            1998
                                                                 ------------    ------------
Cash flows from operating activities:
     Net earnings (loss)                                         $  1,598,564    $(15,574,834)
     Adjustments to reconcile net earnings (loss) to net cash
        used in operating activities:
            Depreciation and amortization                           1,970,083       1,918,859
            Restructuring charge                                         --         3,750,000
            Asset impairment charge                                      --        16,525,306
            Deferred tax provision                                       --        (5,764,398)
            Changes in assets and liabilities:
                Accounts receivable                                (6,179,787)     (4,600,322)
                Inventories                                        (1,959,163)      1,730,249
                Prepaid expenses and other current assets          (1,178,753)        284,363
                Other assets                                          (95,505)         34,565
                Accounts payable                                    2,141,724      (1,832,568)
                Accrued expenses and other current liabilities         79,581        (953,953)
                Income taxes recoverable                             (619,136)      1,547,933
                                                                 ------------    ------------

                Net cash used in operating activities              (4,242,392)     (2,934,800)
                                                                 ------------    ------------

Cash flows from investing activities:
     Acquisitions of property and equipment                          (928,249)       (394,778)
     Other                                                           (180,212)           --
                                                                 ------------    ------------
                Net cash used in investing activities              (1,108,461)       (394,778)
                                                                 ------------    ------------

Cash flows from financing activities:
     Borrowings under line of credit facilities, net                5,300,000       4,200,000
     Acquisition of treasury stock                                       --          (725,005)
                                                                 ------------    ------------
                Net cash  provided by financing activities          5,300,000       3,474,995
                                                                 ------------    ------------
Net increase (decrease) in cash and cash equivalents                  (50,853)        145,417

Cash and cash equivalents at beginning of period                    1,044,094       1,007,153
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $    993,241    $  1,152,570
                                                                 ============    ============

Supplemental information:

Cash paid during the period for:
     Income taxes                                                $  1,586,564    $     65,327
                                                                 ============    ============
     Interest                                                    $    298,231    $    495,568
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)


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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 1997 and 1998 are not necessarily indicative of the operating results to be expected for a full year.

(2)   RESTRUCTURING CHARGE

Effective September 30, 1998, the Company entered into an agreement (the "Termination Agreement") to terminate the employment contracts of Adrienne and Gianluigi Vittadini (the "Vittadinis"), the chairman and vice chairman, respectively, of Adrienne Vittadini Enterprise, Inc. ("AVE"). Under such employment agreements, entered into in January 1996 in connection with the acquisition of AVE, the Company had agreed to provide certain base and bonus compensation as well as certain benefits to the Vittadinis. The Termination Agreement settles all amounts due under the employment agreements and amends certain provisions of the January 1996 acquisition agreement. Other amounts payable to the Vittadinis under the January 1996 acquisition agreement are generally unaffected by the Termination Agreement, however, future payments are likely to be limited to an .825% royalty on future licensee sales commencing in January 2001. As a result of the Termination Agreement, the Company recognized a restructuring charge of $3,750,000 in the consolidated statements of operations for the three and nine months ended September 30, 1998, of which $3,150,000 was paid to the Vittadinis in October 1998.

In connection with the restructuring described above, the Company plans to discontinue a handbag joint venture between AVE and a third party and has recorded a charge of $500,000 related to its investment and advances to the joint venture partner which it deemed are no longer recoverable. The Company expects to replace the joint venture with a new licensee.

(3)   ASSET IMPAIRMENT CHARGE

As a result of the termination of the Vittadinis, operating losses of the AVE division during 1997 and 1998 and the prospects for additional losses by the AVE division for the foreseeable future, management of the Company has assessed the recoverability of AVE's long-lived assets including goodwill. Based on management's best estimate of future operating results for the AVE division, management has concluded that it is not likely the Company can recover all of AVE's long-lived

(3)   CONTINUED

assets on an undiscounted cash flow basis. Accordingly, the Company has recognized an asset impairment charge with respect to goodwill of $16,525,306 in the three and nine months ended September 30, 1998. The charge was based upon an independent appraisal of the fair value of the AVE division as of September 30, 1998.

(4)   REPORTING COMPREHENSIVE INCOME

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

(5)   INVENTORIES

Inventories at December 31, 1997 and September 30, 1998 consist of the following:

                                                   1997                  1998
                                               -----------           -----------
Piece goods                                    $ 2,959,703           $ 2,731,743
Work in process                                  2,863,727             1,255,940
Finished goods                                   6,182,855             6,288,353
                                               -----------           -----------
                                               $12,006,285           $10,276,036
                                               ===========           ===========


(6)   CREDIT FACILITIES

The Company has line of credit facilities with two banks, aggregating $23,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the arrangements are secured by certain of the Company's assets and bear interest at the banks' prime rate plus 0.25% to 1.0% or Libor plus 2.5%, at the Company's option. The arrangements expire on June 30, 1999. As of September 30, 1998, $10,700,000 of borrowings, bearing interest at an average rate of 6.97%, and $3,596,905 of commercial letters of credit were outstanding under the credit facilities.

(7)   EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share, as of December 31, 1997, and accordingly, has restated all prior periods in accordance with the pronouncement. The impact on adoption was not material. Basic and diluted net earnings (loss) per common share is based on the weighted average number of common shares outstanding which were 8,384,769 and 8,125,508 and 8,384,769 and 8,148,904 for the three months and  nine months ended September 30, 1997 and 1998, respectively.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results for the first nine months of 1998 were below historical levels. The Company's results were adversely impacted by weaker sales and customer demand at all three of the Company's operating divisions; Marisa Christina (MC), Adrienne Vittadini (AVE) and Flapdoodles. Management attributes the decline in operating results primarily to the change in consumer habits and a shift in the buying patterns of major department stores to favor a smaller number of suppliers with very large name brands. Sales were also negatively impacted by a conscious decision to reduce sales to discounters, as well as unfavorable year to date sales by retail customers. The Company expects this trend to continue.

Effective September 30, 1998, the Company entered into an agreement (the "Termination Agreement") to terminate the employment contracts of Adrienne and Gianluigi Vittadini (the "Vittadinis"), the chairman and vice chairman, respectively, of Adrienne Vittadini Enterprise, Inc. ("AVE"). Under such employment agreements, entered into in January 1996 in connection with the acquisition of AVE, the Company had agreed to provide certain base and bonus compensation as well as certain benefits to the Vittadinis. The Termination Agreement settles all amounts due under the employment agreements and amends certain provisions of the January 1996 acquisition agreement. Other amounts payable to the Vittadinis under the January 1996 acquisition agreement are generally unaffected by the Termination Agreement, however, future payments are likely to be limited to an .825% royalty on future licensee sales commencing in January 2001. As a result of the Termination Agreement, the Company recognized a restructuring charge of $3,750,000 in the consolidated statements of operations for the three and nine months ended September 30, 1998, of which $3,150,000 was paid to the Vittadinis in October 1998.

As a result of the termination of the Vittadinis, operating losses of the AVE division during 1997 and 1998 and the prospects for additional losses by the AVE division for the foreseeable future, management of the Company has assessed the recoverability of AVE's long-lived assets including goodwill. Based on management's best estimate of future operating results for the AVE division, management has concluded that it is not likely the Company can recover all of AVE's long-lived assets on an undiscounted cash flow basis. Accordingly, the Company has recognized an asset impairment charge with respect to goodwill of $16,525,306 in the three months ended September 30, 1998. Such charge was based upon an independent appraisal of the fair value of the AVE division as of September 30, 1998.

In connection with the restructuring described above, the Company plans to discontinue a handbag joint venture between AVE and a third party. In connection with the reorganization, the Company has recorded a charge of $500,000 related to its investment and advances to the joint venture partner which it deemed are no longer recoverable.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the Company's consolidated statements of operations for the three-month and nine- month periods ended September 30, 1997 and 1998.

                                              Three Months         Nine Months
                                                 Ended               Ended
                                              September 30,       September 30,
                                             ---------------     ---------------
                                              1997      1998      1997      1998
                                             -----     -----     -----     -----
Net sales                                    100.0%    100.0%    100.0%    100.0%
                                             -----     -----     -----     -----

Gross profit                                  29.6      27.6      30.5      27.1
Selling, general and administrative
     expenses                                 27.2      29.5      29.2      34.8
Restructuring charge                           --       16.3       --        6.7
Asset impairment charge                        --       71.6       --       29.3
                                             -----     -----     -----     -----

Operating earnings (loss)                      2.4     (89.8)      1.3     (43.7)
Other income, net                              1.8       3.4       2.7       3.0
Interest expense, net                         (0.4)     (0.7)     (0.4)     (0.9)
Income tax expense (benefit)                   1.5     (29.9)      1.4     (14.0)
                                             -----     -----     -----     -----

Net earnings (loss)                            2.3%    (57.2%)     2.2%    (27.6%)
                                             =====     =====     =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales. Net sales decreased 18.7%, from $28.4 million in 1997 to $23.1 million in 1998. The decrease is attributable primarily to a decline in sales at the AVE and the Flapdoodles divisions. The sales declines were offset to some extent by higher sales at the MC division. The decline in sales at the Flapdoodles division was principally the result of lower sales to department stores as the result of management's decision to no longer sell certain low margin accounts.

Gross profit. Gross profit decreased 23.8%, from $8.4 million in 1997 to $6.4 million in 1998 as a result of lower sales and gross margin. As a percentage of net sales, gross profit decreased from 29.6% in 1997 to 27.6% in 1998. The decline in the gross profit percentage for the 1998 three months was attributable primarily to the impact that certain fixed costs associated with design and production had on a significantly lower sales volume.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 11.7%, from $7.7 million in 1997 to $6.8 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 27.2% in 1997 to 29.5% in 1998. The decrease in dollar amount is primarily attributable to variable expenses related to lower sales volume and also to the Company's ongoing efforts to control operating expenses. The percentage of net sales increase was attributable to certain fixed costs on a lower sales volume.

Restructuring charge. Restructuring charge relates primarily to the termination of the Vittadinis described above.

Asset impairment charge. Asset impairment charge relates to the writedown of goodwill associated with the AVE division described above.

Other income, net. Other income, net consists of royalty, licensing and copyright infringement income. The amount has increased as a result of higher sales by Adrienne Vittadini licensees for the three months.

Interest expense, net. Interest expense, net increased 51.8%, from $112 thousand in 1997 to $170 thousand in 1998, primarily as the result of higher average outstanding borrowings.

Income tax expense (benefit). Income tax expense (benefit) was $414 thousand expense in 1997 and ($6.9) million benefit in 1998 as a result of the loss incurred in 1998. The Company's effective income tax rates for the three months ended September 30, 1997 and 1998 were 39.5% and (34.3%), respectively. The lower effective tax rate in 1998 is the result of valuation allowances established for operating losses in certain states.

The net operating loss for 1998 will be carried back to 1996 to recover federal taxes paid in that year. However, the Company's write-down of the AVE goodwill will not be deductible for income tax purposes in the current period. Rather, the Company will continue to deduct the amount over its remaining tax life of approximately 12 years. Management estimates that the Company will be able to recover the deferred federal income tax benefit of such goodwill deductions through earnings generated by the MC and Flapdoodles divisions in future years. The Company has established a valuation allowance of approximately $1 million for state net operating loss carryforwards generated by the AVE division since these net operating losses will only be available to reduce future taxable income of the AVE division.

Net earnings (loss). Net earnings (loss) declined from net earnings of $634 thousand in 1997 to net loss of ($13.2) million in 1998 as a result of the aforementioned items.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales. Net sales decreased 23.4%, from $73.6 million in 1997 to $56.4 million in 1998. The decrease is attributable primarily to a decline in sales at all three of the Company's operating divisions.

Gross profit. Gross profit decreased 32.1%, from $22.4 million in 1997 to $15.2 million in 1998 as a result of lower sales and gross margin. As a percentage of net sales, gross profit decreased from 30.5% in 1997 to 27.1% in 1998. The decline in the gross profit percentage for the 1998 nine months was attributable primarily to the impact that certain fixed costs, associated with design and production, had on lower sales volume.

Selling, general and administrative expense. Selling, general and administrative expenses decreased 8.8%, from $21.5 million in 1997 to $19.6 million in 1998. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 29.2% in 1997 to 34.8% in 1998, as a result of the lower sales volume. The decrease in dollar amount is attributable to variable expenses related to lower sales volume and also to the Company's ongoing efforts to control operating expenses.

Restructuring charge. Restructuring charge relates primarily to the termination of the Vittadinis described above.

Asset impairment charge. Asset impairment charge relates to the writedown of goodwill associated with the AVE division described above.

Other income, net. Other income, net consists of royalty, licensing and copyright infringement income. The amount has declined as a result of lower sales by Adrienne Vittadini licensees for the nine months.

Interest expense, net. Interest expense, net increased 76.9% from $277 thousand in 1997 to $490 thousand in 1998, primarily as the result of higher average outstanding borrowings.

Income tax expense (benefit). Income tax expense (benefit) changed from $1.0 million expense in 1997 to ($7.9) million benefit in 1998 as the result of the loss incurred in 1998. The Company's effective income tax rates for the nine months ended September 30, 1997 and 1998 were 39.5% and (33.5)%, respectively. The lower effective tax rate in 1998 is the result of valuation allowances established for operating losses in certain states.

Net earnings (loss). Net earnings (loss) declined from net earnings of $1.6 million in 1997 to net loss of ($15.6) million in 1998 as a result of the aforementioned items.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has line of credit facilities with two banks, aggregating $23,000,000, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the arrangements are secured by certain of the Company's assets and bear interest at the banks' prime rate plus 0.25% to 1.0% or Libor plus 2.5%, at the Company's option. The arrangements expire on June 30, 1999. As of September 30, 1998, $10,700,000 of borrowings and $3,596,905 of commercial letters of credit were outstanding under the credit facilities.

During 1998, the Company has planned capital expenditures of approximately $500,000, primarily to upgrade computer systems and open new outlet stores. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities. Capital expenditures during the nine months ended September 30, 1998 were approximately $395,000.

The Company believes that funds generated by operations, if any, and the expected renegotiated line of credit facility will provide financial resources sufficient to meet all of its working capital and letter of credit requirements for at least the next twelve months.

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

INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. The inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business activities.

The Company has undertaken a program to address the Year 2000 issue with respect to (i) the Company's information systems, (ii) the Company's non-information systems, and (iii) certain systems of the Company's major customers and suppliers. As described below, the Company's Year 2000 program includes (i) assessment of the problem, (ii) development of remedies, (iii) testing of such remedies and (iv) the preparation of contingency plans to deal with the worst case scenarios.

Information Systems - The Company maintains information systems at each of its three operating divisions. Information systems at the Company's MC and AVE divisions have been remediated, tested and have been determined by management to be Year 2000 compliant. The Company is in the process of remediating information systems at the Flapdoodles division. The Company expects to have this system remediated and tested by March 1999.

Non-Information Systems - The Company has not completed its assessment of the Year 2000 issue with respect to critical non-information systems. However, management believes that such issues, if any, would be limited to the Company's telephone systems. The Company expects to complete this assessment by December 1998. Remediation required, if any, will be completed by March 1999.

Customer and Supplier Systems - The Company has begun informal discussions with major customers and suppliers with respect to the Year 2000 issue. The Company currently has limited electronic interfaces with customers and vendors and, accordingly, is focused on its customers, and vendors, ability to operate following January 1, 2000. The Company intends to make formal inquiries of its key customers and suppliers during 1999 to complete this assessment and establish contingency plans as necessary.

Costs Related to the Year 2000 Issue - To date the Company has incurred less than $50 thousand to remediate its Year 2000 information systems issues and expects to incur an additional $100 thousand to complete the remediation and testing of the Flapdoodles information systems. Costs, if any, to remediate the non-information systems are not expected to be material.

Risk Related to the Year 2000 Issue - Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's operation, the actual effects of the issue cannot be known until the Year 2000. Failure of the Company and its major customers and suppliers to appropriately remediate the Year 2000 issue could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.22. Termination Agreement dated September 30, 1998 by and among Adrienne Vittadini, Gianluigi Vittadini and Marisa Christina, Incorporated.

Exhibit 27.  Financial Data Schedules

Exhibit 28.  Press release dated November 11, 1998

Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:       November 13, 1998              /s/ S. E. Melvin Hecht
            -----------------              -------------------------------------
                                           S. E. Melvin Hecht
                                           Chief Financial Officer and Treasurer

                                EXHIBIT INDEX
                                -------------



Exhibit 10.22. Termination Agreement dated September 30, 1998 by and among Adrienne Vittadini, Gianluigi Vittadini and Marisa Christina, Incorporated.

Exhibit 27.  Financial Data Schedules

Exhibit 28.  Press release dated November 11, 1998