Form 10-K405
period 1998-12-31
MARISA CHRISTINA INC
filed 1999-03-31
CIK 923149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
       ____________

                         Commission File Number 0-24176

                         MARISA CHRISTINA, INCORPORATED
             (Exact name of Registrant as specified in its charter)

          Delaware                                       11-3216809
(State of Incorporation)                    (I.R.S. Employer Identification No.)

8101 Tonnelle Avenue, North Bergen, New Jersey              07047-4601
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (201) 758-9800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par
                                                            Value $0.01 Per
                                                            Share (the "Common
                                                            Stock")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X

As of March 24, 1999, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $6 million based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 24, 1999. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                Class                              Outstanding at March 24, 1999
Common stock, par value $0.01 per share                  7,765,769 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                                                                    PAGE
Part I

Item 1.  Business..................................................................   1

Item 2.  Properties................................................................   7

Item 3.  Legal Proceedings.........................................................   8

Item 4.  Submission of Matters to a Vote of Security Holders.......................   8

    --   Executive Officers of Registrant..........................................   8

Part II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters...............................................  10

Item 6.  Selected Financial Data...................................................  11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................  12

Item 7a. Quantitative and Qualitative Disclosure about Market Risk.................  17

Item 8.  Consolidated Financial Statements and Supplementary Data..................  19

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure....................................  42

Part III

Item 10. Directors and Executive Officers of Registrant............................  42

Item 11. Executive Compensation....................................................  42

Item 12. Security Ownership of Certain Beneficial Owners and Management............  42

Item 13. Certain Relationships and Related Transactions............................  42

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  43

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

Marisa Christina, Incorporated (the "Company") designs, manufactures, sources and markets a broad line of high quality clothing for women primarily under the Marisa Christina(TM) and Adrienne Vittadini(TM) labels and for children under the Flapdoodles(TM) label.

Founded in 1971, the Company had several ownership changes prior to its public offering in 1994. The Company acquired Flapdoodles, Inc. in 1993 and Adrienne Vittadini Enterprises, Inc. in 1996.

The Company's business strategy is to: (i) offer distinctive products that reflect consumer preferences, (ii) introduce new products, (iii) expand distribution through new and existing channels, (iv) minimize inventory risk,
(v) emphasize customer service, and (vi) add product lines through selective acquisitions.

PRINCIPAL PRODUCT LINES

Marisa Christina

Marisa Christina is best known for its high quality sweaters characterized by classic, timeless styling, unique details, exciting yarns and textures, and special occasion designs. Marisa Christina's product line also includes a selection of other "classic look" garments encompassing knitted and casual sportswear and complementary pieces such as skirts, slacks and jackets, many of which are also produced in large sizes. Suggested retail prices for Marisa Christina products range from $80.00 to $140.00 for a sweater, $40.00 to $60.00 for a specialty T-shirt and $50.00 to $100.00 for a woven skirt or pants.

Marisa Christina offers four "lines" per year. Each offering covers various seasons, i.e., fall, holiday, resort and spring. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each line consists of approximately 150 different styles organized into twelve to eighteen groupings. These are marketed under four primary labels: Marisa Christina (Classics), Marisa Canvas, Mary Jane Marcasiano and Christina Rotelli. In addition the Company offers large sizes, as well as private label and exclusive merchandise under various labels. Exclusive and private label merchandise are becoming a more important factor in Marisa Christina's overall offering.

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

Adrienne Vittadini

Adrienne Vittadini sportswear appeals to a wide range of women who look to the brand for more of a casual expression that goes beyond basics to encompass stylish and flattering designs. The Adrienne Vittadini customer base encompasses young women in their middle thirties to more mature women in their sixties.

The Company positions its product lines in two divisions: the Adrienne Vittadini bridge collection and the Vittadini better-priced line. The bridge collection reflects casual career dressing, as well as sweaters in novelty yarn, stitches and textures. Vittadini is a knitwear-driven, better priced line that includes casual weekend and weekday dressing alternatives. It includes many of the fashion looks that consumers have come to expect from Adrienne Vittadini, combined with high quality and competitive pricing.

Adrienne Vittadini has established the image of a "lifestyle designer" and has built a label that is not just about product but about taste level. This has led to various licensing agreements that include swimwear, fragrance, footwear, scarves and handbags, among others.

Flapdoodles

Flapdoodles offers casual yet fashionable clothing for children featuring vibrant colors, all-natural fabrics, unique prints and textile designs. Flapdoodles products consist of infant's and children's sportswear in sizes six months through size 14, swimwear, outerwear and accessories. Five seasons per year are offered and there are deliveries of new style groupings every 30-45 days to ensure a fresh flow of merchandise to Flapdoodles' accounts. Retail prices range from $10-$50 for sportswear, $15-35 for swimwear, $50-$100 for outerwear and $4-$20 for accessories.

Within each seasonal offering, the Flapdoodles line consists of between approximately six and fifteen fashion groups. Fashion groups, usually consisting of four to eight styles per group, may be based on special seasonal fabrics, such as novelty knits, yarn-dyed knits and wovens, or jacquards, based around a specific print theme. These fresh, original print and textile designs are custom developed by Flapdoodles' design staff and then produced according to its specifications.

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

Marisa Christina has a staff of six designers and merchandisers located in New York City and seven merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for certain labels and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers with expertise in the new product area. Designers are selected on their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology.

The design staff constantly monitors emerging trends in fashions and popular culture and travels to Europe during the year in order to stay abreast of new designs and trends. The Company also subscribes to design services that summarize fashion trends worldwide. The design process generally requires ten to twelve weeks from the initial concept stage to completion of sample garments for a seasonal offering. The process begins with concept boards, developed by Marisa Christina's design staff, showing style and color ideas. After review by senior executives and sales staff, certain concept boards are selected for further development. From these selections, new boards are created showing detailed designs for garments and, after further review, drawings are selected to be produced as prototype samples. Marisa Christina's merchandisers in Hong Kong work together with manufacturers in executing and correcting all prototype samples. Prototype samples are reviewed by the design staff, as well as senior executives and sales staff, before final showroom samples are created, which generally requires six to eight weeks.

Adrienne Vittadini has a design and merchandising team of eleven people. Located in New York City, these artists and designers create the styles and inspiration that culminate in a wide variety of clothing and licensed products. A significant amount of research and worldwide travel insure that the latest fashion concepts are reflected in Adrienne Vittadini products. The staff is informally divided into two teams. One is responsible for the Adrienne Vittadini bridge collection, another for the Vittadini better line. The bridge collection has four offerings per year and the better line opens four times a year.

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

To minimize inventory risk, the Company normally places orders for the production of substantially all Marisa Christina merchandise only upon receipt of customer orders. Flapdoodles' inventory risk is minimized by utilizing the garment-dye process whereby garments are sewn in basic white fabrics and then dyed, allowing Flapdoodles to make commitments to colors later in the selling season after a portion of customer orders have been received. AVE has adopted similar buying philosophies as those used by Marisa Christina to stabilize margins and control excess inventory.

Marisa Christina separately negotiates with suppliers for the purchase of all raw materials required for use by its United States contractors, in accordance with its specifications and based on orders taken for the upcoming season. Raw materials required for use by Marisa Christina's foreign-based contractors are procured by the contractors in accordance with Marisa Christina's specifications. Approximately one-third of the garments in the Marisa Christina product line consist of sweaters that have been knit in The People's Republic of China. In 1998, Turkey became a significant source of supply to Marisa Christina.

Adrienne Vittadini sources yarn and fabrics from many different countries including Italy, Japan, Portugal, Turkey, Korea and China. While most raw materials are purchased directly by Vittadini's overseas manufacturers there are instances when the yarn or fabric is purchased directly by Vittadini. In an effort to minimize inventory risk most orders are placed after market weeks (initial sales presentations to customers) when the Adrienne Vittadini sales staff is able to form judgments concerning the strength of various styles and groupings. The majority of Vittadini products are produced in Hong Kong, China and Turkey.

The Company's operations with respect to Marisa Christina and Adrienne Vittadini products may be significantly affected by economic, political, governmental and labor conditions in Hong Kong and The People's Republic of China until alternate sources of production can be found.

Flapdoodles separately negotiates with suppliers for the purchase of required raw materials, in accordance with its specifications. The majority of its products are manufactured in the United States.

Management of the Company believes raw materials to be readily available and can be provided from a number of alternative suppliers.

SALES AND MARKETING

Marisa Christina has a direct sales force of seven full-time salespersons located in the New York showroom who are compensated on a salaried basis. The direct sales force is responsible for Marisa Christina's large department store and specialty store chain accounts. Marisa Christina also utilizes independent sales representatives who market Marisa Christina products to independent specialty stores and boutiques and are compensated on a commission basis. In some cases, these representatives also market products of other non-competing apparel companies that have been approved by the Company. In addition, Marisa Christina has arrangements with independent distributors in Mexico and Canada that sell to various accounts outside the United States on a royalty basis and a licensing arrangement in Japan.

Adrienne Vittadini's sales offices are headquartered in New York City. A vice president of sales and four account executives work with the division's major department and specialty store accounts. Independent sales representatives service regional specialty stores by traveling to the customer and exhibiting at the major markets such as Dallas. In addition, five retail specialists work with retailers on product knowledge, implementing in-store shops and special events. In the international markets, Canada and Mexico are areas presently retailing Adrienne Vittadini products in a meaningful way. Through increased focus and the introduction of licensed products the Company hopes to continue to grow in these areas. National and regional advertising, public relations, in-store shops and personal appearances are some of the methods used to promote the Adrienne Vittadini image.

Flapdoodles maintains seven corporate sales offices and showrooms in the following markets: New York, Boston, Atlanta, Charlotte, Dallas, Los Angeles and San Francisco. In addition to the eleven salespeople who staff the showrooms, six account representatives located at corporate headquarters in Newark, Delaware provide sales and customer service support. Sales to customers are accomplished at either showrooms, national or regional trade shows and market weeks. All sales persons are compensated on a salaried basis with additional bonus compensation based on performance. Flapdoodles also sells to accounts in Japan through an exclusive distributor. In order to promote its products, Flapdoodles uses national trade magazine advertising, in-store posters, gifts-with-purchases and marketing events such as "Flapdoodles Days" and fashion shows. Flapdoodles also operates twelve outlet stores.

TRADEMARKS

The Company owns all rights, title and interest in the Marisa Christina, Adrienne Vittadini and Flapdoodles trademarks. Marisa Christina's trademarks are registered in the U.S. Patent and Trademark Office and also in the following countries: Australia, Canada, Dominican Republic, China, Israel, Italy, Japan, Switzerland and Mexico. Flapdoodles' trademarks are registered in the U.S., Canada and Japan.

Adrienne Vittadini's trademarks are protected in the U.S., Canada and in the following countries: Algeria, Argentina, Australia, Austria, Bahamas, Bahrain, Benelux, Bermuda, Bolivia, Brazil, British Virgin Islands, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, Ecuador, Egypt, El Salvador, Finland, France, Germany, Greece, Haiti, Honduras, Hungary, Iceland, India, Indonesia, Iran, Ireland, Israel, Italy, Jamaica, Japan, Jordan, Lebanon, Malaysia, Mauritius, Mexico, Morocco, New Zealand, Nicaragua, Norway, Pakistan, Panama, Paraguay, Peru, Philippines, Portugal, Qatar, Russia, Saint Lucia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Tangiers, Thailand, Trinidad & Tobago, Turkey, United Kingdom, Uruguay, and Venezuela.

The Company diligently and vigorously protects its original designs against infringement.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Back-to-School and Fall collections, the Company's largest selling seasons and Holiday, the Company's next largest season, is shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in the other selling seasons. In 1998, net sales of the Company's products were $20.0 million in the first quarter, $13.3 million in the second quarter, $23.1 million in the third quarter and $18.2 million in the fourth quarter.

CUSTOMERS

The Company's products are sold in approximately 3,500 individual stores by over 2,000 retailers. Approximately 47% of the Company's 1998 net sales consisted of sales to specialty stores and special store chains, including Talbots and Irresistibles and 40% consisted of sales to department stores, including Dillards, Federated Department Stores, Saks Fifth Avenue, Proffitts and Neiman Marcus. The balance was sold internationally to catalog merchandisers and domestically through twelve outlet store locations. In 1998, Proffitts, Dillards and Talbots accounted for approximately 10.6%, 8.3%, and 8.3%, respectively, of the Company's net sales and were the only customers that accounted for more than 5% of the Company's net sales.

BACKLOG ORDERS

At February 28, 1999, the Company had unfilled customer orders of approximately $15.4 million compared to $15.0 million at the same date in 1998. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping of orders to the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections and returns of orders do not materially reduce the amount of sales realized from its backlog.

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

EMPLOYEES

As of December 31, 1998, the Company employed approximately 382 people, including 11 executives, 136 persons in sales, retail, marketing and advertising, 31 persons in design and merchandising, 50 persons in administration, 77 persons in quality control and finishing and 77 persons in production. The Company hires temporary workers during peak production and distribution periods. All other employees are nonunion and management believes its relations with all employees are good.

ITEM 2. PROPERTIES

The Company's principal executive offices, and the offices of Marisa Christina, are located at 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601. Flapdoodles' principal executive offices are located at 725 Dawson Drive, Newark, Delaware 19713. As of December 31, 1998, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

                                                                                      Approximate
Location                    Function                                                  Square Footage
--------                    --------                                                  --------------
North Bergen, New Jersey    Marisa Christina and AVE
                            executive offices                                             8,000

New York, New York          Marisa Christina showroom and design offices                 18,000

Hong Kong                   Marisa Christina production and quality control offices       2,300

Newark, Delaware            Flapdoodles corporate headquarters, distribution
                            center and dyehouse                                          67,000

Newark, Delaware            Flapdoodles cutting and storage                              27,000

New York, New York          AVE showroom and design offices                              17,000

In addition, Flapdoodles leases seven showrooms of approximately 250 to 2,700 square feet each in the following locations: New York, New York; Los Angeles, California; Boston, Massachusetts; Dallas, Texas; San Francisco, California; Atlanta, Georgia; and Charlotte, North Carolina. Flapdoodles at year end operated twelve outlet stores totaling approximately 24,000 square feet located in Woodbury, New York; Lancaster, Pennsylvania; Destin, Florida; Gilroy, California; Orlando, Florida; Dillon, Colorado; Clinton, Connecticut; Dawsonville, Georgia; Riverhead, New York; Wrentham, Massachusetts; Flemington, New Jersey; and Camarillo, California. Each store is approximately 2,000 square feet.

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

       Name             Age                         Position
       ----             ---                         --------
Michael H. Lerner       54       Chairman of the Board of Directors, Chief
                                    Executive Officer and President

Marc Ham                36       President of Flapdoodles and Vice Chairman of the
                                    Board of Directors

G. Michael Dees         45       Executive Vice-President of Design and
                                    Merchandising of Marisa Christina and Director

Carole Bieber           44       Executive Vice-President and Design Director of
                                    Flapdoodles

Christine M. Carlucci   41       Vice-President of Administration and Operations,
                                    Secretary and Director

S. E. Melvin Hecht      64       Chief Financial Officer, Treasurer and Director

Michael H. Lerner joined Marisa Christina in August 1986, and has served as Chief Executive Officer, President and Chairman since that time. Prior to joining Marisa Christina, Mr. Lerner was President of TFM Industries, Inc. ("TFM"), a maker of moderate priced sportswear. He is also a director of Apparel Ventures, Inc. an affiliate of The Jordan Company and Educational Housing Services, Inc.

Marc Ham joined Marisa Christina as a Director in July 1993 and as Vice Chairman in 1997 in connection with the Flapdoodles acquisition and serves as President of Flapdoodles. Mr. Ham, together with Ms. Bieber, co-founded Flapdoodles in 1985 and has served as its president since that time.

G. Michael Dees joined Marisa Christina in September 1986 and has served as a Director of the Company and Executive Vice-President of Design and Merchandising of Marisa Christina since that time. Prior to joining Marisa Christina, Mr. Dees was Divisional Merchandise Manager of ladies' sportswear for Belk

Stores, Inc. Mr. Dees also serves as Vice-President for the Board of Directors for Miracle House, a New York nonprofit charity.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol ("MRSA"). The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 1998. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                         1997
                                               ------------------------
QUARTER                                          HIGH             LOW
------------                                   ---------        -------
First                                           10               7-3/4

Second                                          11-3/8           9-1/4

Third                                            8-1/2           5

Fourth                                           7               4-1/8

                                                         1998
                                               ------------------------
QUARTER                                          HIGH             LOW
------------                                   ---------        -------
First                                            6-3/8           4

Second                                           5               2-1/16

Third                                            3-1/2            11/16

Fourth                                           2-1/8             7/8

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

The number of shareholders of record of the Company's Common Stock as of March 24, 1999, was 66. The Company believes there are approximately 1,000 beneficial holders of the Company's Common Stock.

On December 14, 1994, the Company announced an open market purchase program for its Common Stock. The Company has purchased 821,000 shares of Common Stock pursuant to this program.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Years ended December 31,
                                                   ---------------------------------------------------
                                                    1994      1995       1996       1997        1998
                                                   -------   -------   --------   --------    --------
Net sales                                          $76,213   $86,763   $115,537   $ 91,400    $ 74,607
Gross profit                                        31,612    34,694     39,952     20,164      19,230
Selling, general and administrative
     expenses                                       17,909    19,474     29,468     30,002      24,953
Restructuring charges                                   --        --         --      1,263       3,750
Asset impairment charge                                 --        --         --         --      16,525
Operating earnings (loss)                           13,703    15,220     10,484    (11,101)    (25,998)
Earnings (loss) before income tax
     expense (benefit)                              13,924    16,634     11,920     (8,980)    (24,535)
Income tax expense (benefit)                            --     6,486      4,543     (2,988)     (8,227)
Net earnings (loss)                                     --    10,148      7,377     (5,992)    (16,308)
Comprehensive income (loss)                             --    10,148      7,377     (6,067)    (16,307)
Pro forma income tax expense (1)                     5,470        --         --         --          --
Pro forma earnings before
     extraordinary item (1)                          8,454        --         --         --          --
Pro forma net earnings (1)                           8,161        --         --         --          --
Per share amounts:
     Basic earnings (loss) per share                    --      1.20        .87       (.72)      (2.03)
     Diluted earnings (loss) per share                  --      1.20        .86       (.72)      (2.03)
     Pro forma basic and diluted earnings before
         extraordinary item per share (1)             1.20        --         --         --          --
     Pro forma basic and diluted earnings
         per share (1)                                1.16        --         --         --          --
     Supplemental pro forma basic and diluted
         earnings per share (1)(2)                    1.12        --         --         --          --
Weighted average shares outstanding
     Basic                                           7,062     8,434      8,494      8,369       8,053
     Diluted                                         7,089     8,461      8,552      8,369       8,053

                                        December 31,
                       -----------------------------------------------
                        1994      1995      1996      1997      1998
                       -------   -------   -------   -------   -------
Working capital        $25,147   $35,788   $17,626   $11,941   $ 8,912
Total assets            40,709    54,009    66,200    65,197    44,429
Stockholders' equity    36,072    46,223    54,215    47,195    30,163

(1) In connection with the Company's reorganization on June 22, 1994 Marisa Christina ceased to be an "S" Corporation and Flapdoodles ceased to be taxed as a "Limited Liability Company." The pro forma amounts present the Company's results of operations as if Marisa Christina and Flapdoodles had been taxed as "C" Corporations for the entire year.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Results for 1998 were below historical levels. The Company's results were adversely impacted by weaker sales and customer demand at all three of the Company's operating divisions; Marisa Christina (MC), Adrienne Vittadini (AVE) and Flapdoodles. Management attributes the decline in operating results primarily to the change in consumer habits and a shift in the buying patterns of major department stores to favor a smaller number of suppliers with very large name brands. Sales were also negatively impacted by a conscious decision to reduce sales to discounters, as well as unfavorable year to date sales by retail customers. In order to reverse the trend of declining sales and profits the Company has undertaken a number of initiatives in the prior 18 months to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. Certain of these initiatives are described as follows:

     - Effective September 30, 1998, the Company entered into an agreement (the Termination Agreement) to terminate the employment contracts of Adrienne and Gianluigi Vittadini (the Vittadinis), the chairman and vice chairman, respectively, of Adrienne Vittadini Enterprises, Inc. Under such employment agreements, entered into in January 1996 in connection with the acquisition of AVE, the Company had agreed to provide certain base and bonus compensation as well as certain benefits to the Vittadinis. The Termination Agreement settles all amounts due under the employment agreements and amends certain provisions of the January 1996 acquisition agreement. Other amounts payable to the Vittadinis under the January 1996 acquisition agreement are generally unaffected by the Termination Agreement; however, future payments are likely to be limited to an .825% royalty on future licensee sales commencing in January 2001. As a result of the Termination Agreement, the Company recognized a restructuring charge of approximately $3.8 million in the consolidated statement of operations in 1998, of which approximately $3.2 million had been paid to the Vittadinis by December 31, 1998. The Company expects annual cost savings to be approximately $1.2 million as a result of these terminations.

     - As a result of the termination of the Vittadinis, operating losses of the AVE division during 1997 and 1998 and the prospects for additional losses by the AVE division for the foreseeable future, management of the Company assessed the recoverability of AVE's long-lived assets including goodwill. Based on management's best estimate of future operating results for the AVE division, management concluded that it was not likely the Company could recover all of AVE's long-lived assets on an undiscounted cash flow basis. Accordingly, in the third quarter, the Company recognized an asset impairment charge with respect to goodwill of approximately $16.5 million in the consolidated statement of operations in 1998. The charge was based upon an independent appraisal, based on discounted cash flows, of the fair value of the AVE division as of September 30, 1998.

     - In connection with the restructuring described above, the Company also discontinued a handbag joint venture between AVE and a third party and recorded a charge of $500 thousand related to its investment and advances to the joint venture partner which it deemed were no longer recoverable.

     - In 1997, the Company instituted a set of initiatives to strengthen its management team as well as cut costs and streamline operations. These initiatives, some of which resulted in non-recurring charges in 1997, included (i) the hiring of a president and a new vice president of sales for the AVE division (ii) the hiring of a new vice president of sales for the MC division and (iii) the consolidating of the administrative and warehousing facilities of AVE and MC. Results for 1997 include the expenses with respect to these initiatives of approximately $1.3 million including costs associated with executive search firms, the consolidation of warehouses, severance costs, including settlement of union related issues, and other related matters. Annual cost savings resulting from the consolidation of the two administrative and warehousing facilities is expected to be approximately $1.3 million.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the years ended December 31, 1996, 1997 and 1998.

                                                1996       1997       1998
                                               ------     ------     ------
Net sales                                       100.0%     100.0%     100.0%
                                               ------     ------     ------

Gross profit                                     34.6       22.1       25.7
Selling, general and administrative expenses     25.5       32.8       33.4
Restructuring charges                              --        1.4        5.0
Asset impairment charge                            --         --       22.1
                                               ------     ------     ------

                Operating earnings (loss)         9.1      (12.1)     (34.8)

Other income, net                                 2.0        2.8        2.9
Interest expense, net                            (0.8)      (0.5)      (0.9)
Income tax expense (benefit)                      3.9       (3.2)     (11.0)
                                               ------     ------     ------

                Net earnings (loss)               6.4%      (6.6)%    (21.8)%
                                               ======     ======     ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net sales. Net sales decreased 18.4%, from $91.4 million in 1997 to $74.6 million in 1998. The decrease is attributable to a decline in sales at all three of the Company's operating divisions. Net sales of the AVE division declined 34.1% from $29.9 million in 1997 to $19.7 million in 1998. Net sales of the MC division declined 12.3% from $28.9 million in 1997 to $25.4 million in 1998. Net sales of the Flapdoodles division declined 9.4% from $32.6 million in 1997 to $29.5 million in 1998. The sales declines were caused by the continuing change in the buying patterns of major department stores to favor a small number of suppliers with very large brand names as well as management's decision to reduce sales to discounters.

Gross profit. Gross profit decreased 5.0%, from $20.2 million in 1997 to $19.2 million in 1998 primarily as a result of lower sales. As a percentage of net sales, gross profit increased from 22.1% in 1997 to 25.8% in 1998. The increase in the gross profit percentage was attributable primarily to significantly smaller inventory writedowns in 1998, as well as lower customer sales allowances.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 16.8%, from $30.0 million in 1997 to $25.0 million in 1998. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 32.8% in 1997 to 33.4% in 1998, as a result of the lower sales volume. The decrease in dollar amount is attributable to variable expenses related to lower sales volume and also to the Company's ongoing efforts to control operating expenses as described above.

Restructuring charges. Restructuring charges relate primarily to the termination of the Vittadinis described above.

Asset impairment charge. Asset impairment charge relates to the writedown of goodwill associated with the AVE division described above.

Other income, net. Other income, net consists of royalty, licensing and copyright infringement income. The amount has declined as a result of lower sales by Adrienne Vittadini licensees for the year.

Interest expense, net. Interest expense, net increased 66.4% from $410 thousand in 1997 to $683 thousand in 1998, primarily as the result of higher average outstanding borrowings and higher interest rates being charged.

Income tax expense (benefit). Income tax expense (benefit) changed from ($3.0) million benefit in 1997 to ($8.2) million benefit in 1998 as the result of the loss incurred in 1998. The Company's effective income tax rates for 1997 and 1998 were 33.3% and 33.5%, respectively. In computing taxes for 1997 and 1998, management provided valuation allowances principally related to state net operating losses of MC and AVE.

Net earnings (loss). Net earnings (loss) increased from net loss of ($6.0) million in 1997 to net loss of ($16.3) million in 1998 as a result of the aforementioned items.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales. Net sales decreased by 20.9% from $115.5 million in 1996 to $91.4 million in 1997. This decrease was primarily attributable to a significant decline in the sales at the MC and AVE divisions principally due to the poor retail environment for women's apparel as well as extremely poor acceptance of the fall and holiday lines at the retail level. Net sales of the AVE division declined 23.8% from $39.2 million in 1996 to $29.9 million in 1997. Net sales of the MC division declined 38.0% from $46.7 million in 1996 to $28.9 million in 1997. These declines were partially offset by increased sales at the Flapdoodles division, where sales increased by 9.8% from $29.6 million in 1996 to $32.6 million in 1997.

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

Restructuring charges. Restructuring charges represent certain costs related to the Company's administrative and warehouse consolidation of the AVE and MC divisions.

Other income, net. Other income, net consists of royalty, licensing and copyright infringement income. Other income increased 10.4% from $2.3 million in 1996 to $2.5 million in 1997. This increase is attributed to increased licensing revenue earned by the AVE division.

Interest expense, net. Interest expense, net decreased 49.6%, from $857 thousand in 1996 to $410 thousand in 1997 primarily due to a decrease in average outstanding debt and slightly lower interest rates.

Income tax expense (benefit). Income tax expense (benefit) changed from $4.5 million expense in 1996 to ($3.0) million benefit in 1997 as the result of the significant loss incurred in 1997. The Company's effective income tax (benefit) rates for 1996 and 1997 were 38.1% and (33.3%), respectively. In computing income taxes for 1997, management provided a valuation allowance of approximately $700 thousand principally related to state net operating loss carryforwards of MC and AVE.

Net earnings (loss). Net earnings (loss) declined from net earnings of $7.4 million in 1996 to net loss of ($6.0) million in 1997 as a result of the lower net sales and gross margins achieved by the MC and AVE divisions, as well as the restructuring charges described above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has line of credit facilities with two banks, aggregating $23 million, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facilities are secured by certain of the Company's assets and bear interest at the banks' prime rate plus 0.25% to 1.0% or LIBOR plus 2.5%, at the Company's option. The facilities expire on June 30, 1999. As of December 31, 1998, $9.85 million of borrowings, bearing interest at an average rate of 7.64% and $2.77 million of commercial letters of credit were outstanding under the credit facilities. Available borrowings at December 31, 1998 were $10.38 million. The Company expects the banks to renew the facilities in 1999.

During 1998, the Company had capital expenditures of approximately $434 thousand, primarily to upgrade warehouse and computer systems. During 1999, the Company has planned capital expenditures of approximately $400 thousand primarily to upgrade computer systems and open new outlet stores. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities.

The Company believes that funds generated by operations, if any, and the line of credit facilities will provide financial resources sufficient to meet all of its working capital and letter of credit requirements for at least the next twelve months.

CHANGES IN ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 during 2000, in accordance with the pronouncement, and is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

During 1998, the American Institute of Certified Public Accountants issued Statements of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of the SOP, as of the beginning of the year in which the SOP is adopted, be reported as a cumulative effect of a change in accounting principle. The Company expects to adopt SOP 98-5 in 1999, and currently believes that adoption will have no impact on its consolidated financial statements.

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

The Company has undertaken a program to address the Year 2000 issue with respect to (i) the Company's information systems, (ii) the Company's non-information systems, and (iii) certain systems of the Company's major customers and suppliers. As described below, the Company's Year 2000 program includes (i) assessment of the problem, (ii) development of remedies, (iii) testing of such remedies and (iv) the preparation of contingency plans to deal with worst case scenarios.

Information Systems - The Company maintains information systems at each of its three operating divisions. Information systems at the Company's MC and AVE divisions have been remediated, tested and have been determined by management to be Year 2000 compliant. The Company is in the process of remediating information systems at the Flapdoodles division. The Company expects to have this system remediated and tested by June 1999.

Non-Information Systems - The Company has not completed its assessment of the Year 2000 issue with respect to critical non-information systems. However, management believes that such issues, if any, would be limited to the Company's telephone systems. The Company expects to complete this assessment by December 1998. Remediation required, if any, is expected to be completed by June 1999.

Customer and Supplier Systems - The Company has begun informal discussions with major customers and suppliers with respect to the Year 2000 issue. The Company currently has limited electronic interfaces with customers and vendors and, accordingly, is focused on its customers' and vendors' ability to operate following January 1, 2000. The Company intends to make formal inquiries of its key customers and suppliers during 1999 to complete this assessment and establish contingency plans as necessary.

Costs Related to the Year 2000 Issue - To date the Company has incurred less than $70 thousand to remediate its Year 2000 information systems issues and expects to incur an additional $80 thousand to complete the remediation and testing of the Flapdoodles information systems. Costs, if any, to remediate the non-information systems are not expected to be material.

Risk Related to the Year 2000 Issue - Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's operations, the actual effects of the issue cannot be known until the Year 2000. Failure of the Company and its major customers and suppliers to appropriately remediate the Year 2000 issue could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of December 31, 1998, the Company's floating rate debt is based on LIBOR. The fair market value of the Company's bank debt approximates its face value.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in US dollars and the Company's investment in its foreign subsidiary was $140 thousand at December 31, 1998.

FORWARD-LOOKING INFORMATION

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
Independent Auditors' Report                                                      20

Financial Statements:

     Consolidated Balance Sheets - December 31, 1997 and 1998                     21

     Consolidated Statements of Operations and Comprehensive Income (Loss) -
        Years ended December 31, 1996, 1997 and 1998                              22

     Consolidated Statements of Stockholders' Equity -
        Years ended December 31, 1996, 1997 and 1998                              23

     Consolidated Statements of Cash Flows -
        Years ended December 31, 1996, 1997 and 1998                              24

Notes to Consolidated Financial Statements                                        26

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP



New York, New York
March 5, 1999

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1998

                                                                         1997            1998
                                                                     ------------    ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents                                       $  1,007,153    $    981,329

     Accounts receivable, less allowance for doubtful accounts
         of  $200,104 in 1997 and $379,581 in 1998                      9,174,602       8,694,364
     Inventories                                                       12,006,285       8,600,980
     Income taxes recoverable                                           3,653,933       2,955,492
     Prepaid expenses and other current assets                          3,597,237       1,945,826
                                                                     ------------    ------------
            Total current assets                                       29,439,210      23,177,991

Property and equipment, net                                             3,186,404       2,726,150
Goodwill, less accumulated amortization of $4,615,719
     in 1997 and $4,707,325 in 1998                                    31,294,348      13,177,435
Other assets                                                            1,276,819         487,596
Deferred tax assets                                                            --       4,859,392
                                                                     ------------    ------------
            Total assets                                             $ 65,196,781    $ 44,428,564
                                                                     ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable to banks                                          $  6,500,000    $  9,850,000
     Accounts payable                                                   7,578,832       3,204,799
     Accrued expenses and other current liabilities                     3,419,528       1,210,918
                                                                     ------------    ------------
            Total current liabilities                                  17,498,360      14,265,717
Other liabilities                                                         503,274              --
                                                                     ------------    ------------
            Total liabilities                                          18,001,634      14,265,717

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized, none issued                                               --              --
     Common stock, $.01 par value; 15,000,000 shares
         authorized, 8,586,769 shares issued in 1997 and 1998              85,868          85,868
     Additional paid-in capital                                        31,653,186      31,653,186
     Retained earnings                                                 18,421,447       2,113,228
     Accumulated other comprehensive loss                                 (57,924)        (57,000)
     Treasury stock, 402,000 and 821,000 common shares
         in 1997 and 1998, at cost                                     (2,907,430)     (3,632,435)
                                                                     ------------    ------------
            Total stockholders' equity                                 47,195,147      30,162,847
Commitments (notes 7 and 9)
                                                                     ------------    ------------
            Total liabilities and stockholders' equity               $ 65,196,781    $ 44,428,564
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)

                  Years ended December 31, 1996, 1997 and 1998

                                                     1996            1997            1998
                                                -------------    ------------    ------------
Net sales                                       $ 115,536,726    $ 91,400,058    $ 74,607,115
Cost of good sold                                  75,584,880      71,235,897      55,377,000
                                                -------------    ------------    ------------
                Gross profit                       39,951,846      20,164,161      19,230,115

Selling, general and administrative
     expenses                                      29,467,665      30,002,464      24,952,758
Restructuring charges                                      --       1,263,056       3,750,000
Asset impairment charge                                    --              --      16,525,306
                                                -------------    ------------    ------------
                Operating earnings (loss)          10,484,181     (11,101,359)    (25,997,949)

Other income, net                                   2,293,205       2,532,033       2,145,481
Interest expense, net                                (857,019)       (410,226)       (682,558)
                                                -------------    ------------    ------------

                Earnings (loss) before income
                    tax expense (benefit)          11,920,367      (8,979,552)    (24,535,026)

Income tax expense (benefit)                        4,543,826      (2,987,528)     (8,226,807)
                                                -------------    ------------    ------------
                Net earnings (loss)                 7,376,541      (5,992,024)    (16,308,219)

Other comprehensive income (loss), net
     of tax -- foreign currency translation
     adjustment                                            --         (74,536)            924
                                                -------------    ------------    ------------
                Comprehensive income (loss)     $   7,376,541    $ (6,066,560)   $(16,307,295)
                                                =============    ============    ============
Basic earnings (loss) per share                 $         .87    $       (.72)   $      (2.03)
                                                =============    ============    ============
Diluted earnings (loss) per share               $         .86    $       (.72)   $      (2.03)
                                                =============    ============    ============

See accompanying notes to consolidated financial statements

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1997 and 1998

                                                COMMON STOCK         ADDITIONAL                ACCUMULATED OTHER
                                          -----------------------     PAID-IN      RETAINED      COMPREHENSIVE     TREASURY
                                            SHARES        AMOUNT      CAPITAL      EARNINGS      INCOME (LOSS)       STOCK
                                          ----------    ---------   -----------  ------------  -----------------  -----------
Balance at December 31, 1995               8,434,250    $  84,343   $29,084,978  $ 17,036,930      $ 16,612       $        --
Net earnings for the year ended
     December 31, 1996                            --           --            --     7,376,541            --                --
Issuance of common stock in acquisition
     of Adrienne Vittadini, Inc.             147,679        1,477     2,498,523            --            --                --
Proceeds from exercise of stock options        4,840           48        62,872            --            --                --
Other                                             --           --         6,813            --            --                --
Purchase of treasury stock, at cost               --           --            --            --            --        (1,954,350)
                                          ----------    ---------   -----------  ------------      --------       -----------

Balance at December 31, 1996               8,586,769       85,868    31,653,186    24,413,471        16,612        (1,954,350)
Net loss for the year ended
     December 31, 1997                            --           --            --    (5,992,024)           --                --
Purchase of treasury stock, at cost               --           --            --            --            --          (953,080)
Other comprehensive loss                          --           --            --            --       (74,536)               --
                                          ----------    ---------   -----------  ------------      --------       -----------

Balance at December 31, 1997               8,586,769       85,868    31,653,186    18,421,447       (57,924)       (2,907,430)
Net loss for the year ended
     December 31, 1998                            --           --            --   (16,308,219)           --                --
Purchase of treasury stock, at cost                                                                                  (725,005)
Other comprehensive income                        --           --            --            --           924                --
                                          ----------    ---------   -----------  ------------      --------       -----------

Balance at December 31, 1998               8,586,769    $  85,868   $31,653,186  $  2,113,228      $(57,000)      $(3,632,435)
                                          ==========    =========   ===========  ============      ========       ===========



                                                TOTAL
                                            ------------
Balance at December 31, 1995                $ 46,222,863
Net earnings for the year ended
     December 31, 1996                         7,376,541
Issuance of common stock in acquisition
     of Adrienne Vittadini, Inc.               2,500,000
Proceeds from exercise of stock options           62,920
Other                                              6,813
Purchase of treasury stock, at cost           (1,954,350)
                                            ------------

Balance at December 31, 1996                  54,214,787
Net loss for the year ended
     December 31, 1997                        (5,992,024)
Purchase of treasury stock, at cost             (953,080)
Other comprehensive loss                         (74,536)
                                            ------------

Balance at December 31, 1997                  47,195,147
Net loss for the year ended
     December 31, 1998                       (16,308,219)
Purchase of treasury stock, at cost             (725,005)
Other comprehensive income                           924
                                            ------------

Balance at December 31, 1998                $ 30,162,847
                                            ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1997 and 1998

                                                                   1996            1997            1998
                                                               ------------    -----------    ------------
Cash flows from operating activities:
     Net earnings (loss)                                       $  7,376,541    $(5,992,024)   $(16,308,219)
     Adjustments to reconcile net earnings
         (loss) to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                         2,633,015      2,613,355       2,324,568
            Provision (benefit) for deferred income
                taxes                                               224,000       (389,581)     (5,128,763)
            Restructuring charges                                        --             --         500,000
            Asset impairment charge                                      --             --      16,525,306
            Bad debt expense                                        309,774        353,660         369,779
            Changes in asset and liabilities, net of effects
                from purchase Adrienne Vittadini, Inc.
                in 1996:
                    Accounts receivable, net                      3,915,415       (485,279)        110,459
                    Due from factor                              (5,967,379)     5,967,379              --
                    Inventories                                   1,723,482     (1,909,162)      3,405,305
                    Income taxes recoverable                        (94,449)    (4,316,585)        698,441
                    Prepaid expenses and other current
                       assets                                      (802,511)       162,301       1,417,508
                    Other assets                                    (23,589)       (23,889)        789,223
                    Accounts payable                             (6,889,297)     1,939,795      (4,373,109)
                    Accrued expenses and other current
                       liabilities                                   (1,266)     1,476,803      (2,547,461)
                                                               ------------    -----------    ------------

                Net cash provided by (used in)
                    operating activities                          2,403,736       (603,227)     (2,216,963)
                                                               ------------    -----------    ------------

Cash flows from investing activities:
     Acquisitions of property and equipment                        (680,912)    (1,295,833)       (433,856)
     Acquisition of net assets of Adrienne
         Vittadini, Inc., net of cash acquired                  (18,575,994)            --              --
     Other                                                               --       (184,801)             --
                                                               ------------    -----------    ------------
                Net cash used in investing activities          $(19,256,906)   $(1,480,634)   $   (433,856)
                                                               ------------    -----------    ------------

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1997 and 1998

                                                               1996            1997           1998
                                                           ------------    -----------    -----------
Cash flows from financing activities:
     Borrowings (repayments) under line of
         credit facilities, net                            $   (731,037)   $ 3,000,000    $ 3,350,000
     Acquisition of treasury stock                           (1,954,350)      (953,080)      (725,005)
     Issuance of common stock and capital contributions          69,920             --             --
     Other                                                         (187)            --             --
                                                           ------------    -----------    -----------

                Net cash provided by (used in) financing
                       activities                            (2,615,654)     2,046,920      2,624,995
                                                           ------------    -----------    -----------

                Net decrease in cash and cash
                       equivalents                          (19,468,824)       (36,941)       (25,824)

Cash and cash equivalents at beginning of year               20,512,918      1,044,094      1,007,153
                                                           ------------    -----------    -----------
Cash and cash equivalents at end of year                   $  1,044,094    $ 1,007,153    $   981,329
                                                           ============    ===========    ===========

Cash paid during the year for:
     Income taxes                                          $  4,334,938    $ 1,718,638    $    64,384
                                                           ============    ===========    ===========
     Interest                                              $    927,658    $   451,650    $   688,994
                                                           ============    ===========    ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998

       (f)    GOODWILL

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

       (g)    LONG-LIVED ASSETS

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

       (h)    INCOME TAXES

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

       (i)    ADVERTISING

              The Company expenses advertising as incurred. Advertising expense for 1996, 1997 and 1998 was $1.2 million, $2.8 million and $1.1 million, respectively.


                                       27
                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


       (j)    EARNINGS PER  SHARE

              Basic net earnings (loss) per common share is based on the weighted average number of common shares outstanding, which were 8,493,749, 8,368,621 and 8,053,120 for the years ended December
              31, 1996, 1997 and 1998, respectively. Diluted net earnings (loss) per common share is based on the weighted average number of common shares outstanding and dilutive securities outstanding, which were 8,551,980, 8,368,621 and 8,053,120 for the years ended December
              31, 1996, 1997 and 1998, respectively. The difference between basic and diluted weighted average shares in 1996 relates to the dilutive effect of stock options. The effect of stock options outstanding during 1997 and 1998 were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

       (k)    FOREIGN CURRENCY TRANSLATION

              The functional currency for certain of the Company's foreign operations is the local currency. The translation of the foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the year. Adjustments resulting from such translation are included as a separate component of accumulated other comprehensive loss.

       (l)    ACCOUNTING FOR STOCK-BASED COMPENSATION

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for its stock option plan.

       (m)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The estimated fair values of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and loans payable to banks, approximate their carrying values due to the short-term maturities of such instruments.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


       (n)    COMPREHENSIVE INCOME

              On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on foreign currency translation and is presented in the consolidated statements of operations and comprehensive income (loss) and stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

       (o)    USES OF ESTIMATES

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

       (p)    RECLASSIFICATIONS

              Certain amounts in 1996 and 1997 have been reclassified to conform to the presentation in 1998.


(2)    RESTRUCTURINGS

Effective September 30, 1998, the Company entered into an agreement (the Termination Agreement) to terminate the employment contracts of Adrienne and Gianluigi Vittadini (the Vittadinis), the chairman and vice chairman, respectively, of Adrienne Vittadini Enterprises, Inc. (AVE). Under such employment agreements, entered into in January 1996 in connection with the acquisition of AVE, the Company had agreed to provide certain base and bonus compensation as well as certain benefits to the Vittadinis. The Termination Agreement settles all amounts due under the employment agreements and amends certain provisions of the January 1996 acquisition agreement. Other amounts payable to the Vittadinis under the January 1996 acquisition agreement are generally unaffected by the Termination Agreement, however, future payments are likely to be limited to an .825% royalty on future licensee sales commencing in January 2001. As a result of the Termination Agreement, the Company recognized a restructuring charge of approximately $3.8 million in the consolidated statement of operations in 1998, of which approximately $3.2 million had been paid to the Vittadinis as of December 31, 1998.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


       In connection with the restructuring described above, the Company discontinued a handbag joint venture between AVE and a third party and recorded a charge of $500 thousand related to its investment and advances to the joint venture partner which it deemed were no longer recoverable. As of December 31, 1998, approximately $60 thousand is included in accrued expenses and other current liabilities for other expenses associated with the restructuring and are expected to be paid in 1999. The Company replaced the joint venture with a new licensee.

       In 1997, the Company implemented restructuring initiatives that included: the consolidation of warehouse and administrative functions of the AVE and MC divisions, the restructuring of the Company's management and sales functions and the integration of information systems and operations. These initiatives, which resulted in a non-recurring restructuring charge of approximately $1.3 million in 1997, included approximately $800 thousand for facility consolidation and write-off of idle assets and $500 thousand for severance and benefits. As of December 31, 1998, substantially all amounts under this restructuring plan have been paid out.

(3)    ASSET IMPAIRMENT CHARGE

As a result of the termination of the Vittadinis, operating losses of the AVE division during 1997 and 1998 and the prospects for additional losses by the AVE division for the forseeable future, management of the Company assessed the recoverability of AVE's long-lived assets including goodwill. Based on management's best estimate of future operating results for the AVE division, management concluded that it was not likely the Company could recover all of AVE's long-lived assets on an undiscounted cash flow basis. Accordingly, in the third quarter, the Company recognized an asset impairment charge with respect to goodwill in the consolidated statement of operations of approximately $16.5 million in 1998. The charge was based upon an independent appraisal, based on discounted cash flows, of the fair value of the AVE division as of September 30, 1998.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


(4)    INVENTORIES

       Inventories at December 31, 1997 and 1998 consist of the following:

                               1997         1998
                            -----------   ----------
Piece goods                 $ 2,959,703   $2,378,619
Work-in-process               2,863,727    1,001,196
Finished goods                6,182,855    5,221,165
                            -----------   ----------
                            $12,006,285   $8,600,980
                            ===========   ==========

       Based on management's assumptions and estimates relating to future operations, the Company has provided for slow moving inventory at December 31, 1997 and 1998. Actual results could differ from those estimates.


(5)    PREPAID EXPENSES AND OTHER CURRENT ASSETS

       Prepaid expenses and other current assets at December 31, 1997 and 1998 consist of the following:

                                             1997         1998
                                          ----------   ----------
Prepaid expenses                          $  717,400   $  679,837
Other receivables (primarily royalties)    1,551,978      687,037
Deferred tax assets                          812,855      578,952
Other                                        515,004           --
                                          ----------   ----------
                                          $3,597,237   $1,945,826
                                          ==========   ==========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998

(6)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1997 and 1998 consist of the following:

                                                    1997         1998
                                                 ----------   ----------
Machinery and equipment                          $2,248,831   $2,190,556
Furniture and fixtures                            1,697,596    1,353,217
Leasehold improvements                            1,727,376    1,290,481
Transportation equipment                            107,716       82,307
                                                 ----------   ----------
                Total                             5,781,519    4,916,561

Less accumulated depreciation and amortization    2,595,115    2,190,411
                                                 ----------   ----------
                                                 $3,186,404   $2,726,150
                                                 ==========   ==========

(7)    CREDIT FACILITIES

       The Company has line of credit facilities with two banks, aggregating $23 million, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the arrangements are secured by certain of the Company's assets and bear interest at the banks' prime rate plus 0.25% to 1.0% or LIBOR plus 2.5%, at the Company's option. The facilities expire on June 30, 1999.

       As of December 31, 1998, $9.85 million of borrowings, bearing interest at an average rate of 7.64% and $2.77 million of commercial letters of credit were outstanding under the credit facilities. Available borrowings at December 31, 1998 were $10.38 million. The Company expects the banks to renew the facilities in 1999.

       Interest expense was $918 thousand, $410 thousand and $689 thousand for the years ended December 31, 1996, 1997 and 1998, respectively.


(8)    RETIREMENT PLAN

       The Company sponsors a 401(k) profit sharing plan for the benefit of all nonunion employees. Profit sharing expense charged to operations for the years ended December 31, 1996, 1997 and 1998 was $173 thousand, $284 thousand and $184 thousand, respectively.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


(9)    LEASES

       The Company is committed under various noncancelable operating leases for factory, showroom, warehouse, office, production, design and retail store space. The leases expire on various dates through 2006. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

YEAR
1999                                                             $   2,625,583
2000                                                                 2,448,332
2001                                                                 1,617,344
2002                                                                 1,444,814
2003                                                                 1,180,862
Thereafter                                                             353,452
                                                                 -------------
                                                                 $   9,670,387
                                                                 =============

       Total rent expense charged to operations was $3.7 million, $3.0 million and $2.8 million for the years ended December 31, 1996, 1997 and 1998, respectively.


(10)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities at December 31, 1997 and 1998 consist of the following:

                                      1997         1998
                                   ----------   ----------
Accrued compensation               $1,368,566   $  291,122
Restructuring costs                   317,730       62,827
Other accrued expenses              1,733,232      856,969
                                   ----------   ----------
                                   $3,419,528   $1,210,918
                                   ==========   ==========

(11)   OTHER INCOME, NET

       Other income, net for the years ended December 31, 1996, 1997 and 1998 includes primarily royalty, commission and licensing income of $2.3 million, $2.6 million and $2.1 million, respectively.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


(12)   INCOME TAXES

       The components of income tax expense (benefit) for the years ended December 31, 1996, 1997 and 1998 are as follows:

                           1996           1997           1998
                       -----------    -----------    -----------
Current:
     Federal           $ 3,484,124    $(2,804,577)   $(3,153,436)
     State and local       835,702        206,630         55,392
                       -----------    -----------    -----------
                         4,319,826     (2,597,947)    (3,098,044)
                       -----------    -----------    -----------

Deferred:
     Federal               180,500       (321,450)    (5,131,818)
     State and local        43,500        (68,131)         3,055
                       -----------    -----------    -----------
                           224,000       (389,581)    (5,128,763)
                       -----------    -----------    -----------
                       $ 4,543,826    $(2,987,528)   $(8,226,807)
                       ===========    ===========    ===========

       At December 31, 1998, the Company had state net operating loss carryforwards of approximately $27 million, which expire in various amounts through 2002.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


       The tax effects of temporary differences between the financial reporting and income tax basis of assets and liabilities that are included in the net deferred tax assets (liabilities) at December 31, 1997 and 1998 are as follows:

                                                             1997           1998
                                                         -----------    -----------
Deferred tax assets:
     Amortization of goodwill                            $        --    $ 4,889,273
     Uniform inventory capitalization                        252,069        133,367
     Accrued expenses and other assets and liabilities       639,316      1,278,985
     Net operating losses, principally state                 862,349      1,334,211
     Depreciation on property and equipment                   95,268             --
                                                         -----------    -----------
                                                           1,849,002      7,635,836
Valuation allowance                                         (727,114)    (2,088,374)
                                                         -----------    -----------
                                                           1,121,888      5,547,462

Deferred tax liabilities:
     Amortization of goodwill                               (812,307)            --
     Depreciation on property and equipment                       --       (109,118)
                                                         ===========    ===========
                Net deferred tax assets                  $   309,581    $ 5,438,344
                                                         ===========    ===========

       In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the temporary differences are deductible and tax planning strategies that can be implemented by the Company, management has established valuation allowances at December 31, 1997 and 1998, of $727 thousand and $2.1 million, respectively. Management believes that future taxable income of the Company will more likely than not be sufficient to recover the remaining net deferred tax assets.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


       A reconciliation of the provision for income taxes and the amounts computed by applying the Federal income tax rate of 34% to earnings
       (loss) before income tax expense (benefit) is as follows for the years ended December 31, 1996, 1997 and 1998:

                                         1996         %           1997          %          1998          %
                                     -----------     ----     -----------     ----     -----------     ----
Income tax on earnings (loss) before
    income tax expense (benefit)
    computed at statutory rate       $ 4,052,925     34.0%    $(3,053,048)    (34.0%)  $(8,341,909)    (34.0%)
State and local income tax, net of
    Federal income tax benefit           580,273      4.9        (635,705)    (7.1)     (1,322,685)    (5.4)
Valuation allowance                           --       --         727,114      8.1       1,361,260      5.5
Other                                    (89,372)    (0.8)        (25,889)    (0.3)         76,527      0.3
                                     -----------     ----     -----------     ----     -----------     ----
                                     $ 4,543,826     38.1%    $(2,987,528)    (33.3%)  $(8,226,807)    (33.5%)
                                     ===========     ====     ===========     ====     ===========     ====

(13)   STOCK OPTION PLAN

       The Company sponsors an incentive stock ownership plan ("Plan") that provides for the grant of up to 650 thousand options to purchase shares of the Company's common stock at fair market value on the dates of grant. Options generally vest over a five-year period and are exercisable over a ten-year period from the dates of grant. In addition, in connection with the acquisition of Flapdoodles in 1994 the Company granted the former minority shareholders of Flapdoodles an evergreen option to purchase 250 thousand shares of common stock at $5.00 per share.

       At December 31, 1998, there were 352,360 additional shares available for grant under the Plan. The per share weighted-average fair values of stock options granted during 1996, 1997 and 1998 were $10.54, $3.42 and $3.17, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.6%, expected volatility of 85% (64% in 1996 and 1997) and an expected life of 7 years.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


       The Company applies APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1996, 1997 and 1998 net earnings (loss) would have been reduced to the pro forma amounts indicated below:

                                          1996             1997              1998
                                       -----------     ------------      --------------
Net earnings (loss)
                - as reported      $ 7,376,541     $ (5,992,024)     $ (16,308,219)
                - pro forma          6,977,000     $ (6,378,000)     $ (16,081,000)

Basic net earnings (loss) per share
                - as reported      $       .87     $       (.72)     $       (2.03)
                - pro forma        $       .82     $       (.76)     $       (2.00)

Diluted net earnings (loss) per share
                - as reported      $       .86     $       (.72)     $       (2.03)
                - pro forma        $       .82     $       (.76)     $       (2.00)

       Pro forma net earnings reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


       Changes in options outstanding, options exercisable and shares reserved for issuance pursuant to stock options are as follows:

                               WEIGHTED
                                average
                               per share         Number of
                                 price            shares
                               ----------        ---------
 December 31, 1995               $13.00           372,600

      Granted                    $15.30           336,790
      Exercised                  $13.00            (4,840)
      Forfeited                  $11.59            (4,900)
                                                 --------

 December 31, 1996               $14.12           699,650

      Granted                    $ 5.00            66,350
      Forfeited                  $13.07           (63,870)
                                                 --------

 December 31, 1997               $13.35           702,130

      Granted                    $ 5.00           100,000
      Forfeited                  $14.36          (259,580)
                                                 --------

 December 31, 1998               $ 5.00           542,550
                                                 ========

 Options exercisable:
      December 31, 1996          $13.59           347,144
      December 31, 1997          $13.83           412,638
      December 31, 1998          $ 5.00           350,912

       At December 31, 1998, the weighted-average remaining contractual life of outstanding options was approximately 7.6 years. In May 1998, the Company repriced 408,500 options at $5.00.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998

(14)   BUSINESS RISKS AND CREDIT CONCENTRATIONS

       A significant amount of the MC and AVE product lines are produced in The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternative sources of production could be found.

       The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. One customer accounted for 11% of the Company's sales in 1998 but no single customer accounted for more than 10% in 1997 and 1996. The AVE division had three customers in 1998 and 1997 and two customers in 1996, which represented over 10% of its sales for those years. Sales to the respective customers aggregated approximately 56%, 49% and 24% of AVE's sales in 1998, 1997 and 1996, respectively. The MC division had two customers in 1998 and one customer in 1997 that represented over 10% of its sales for those years. Sales to the respective customers represented 24% and 11% of MC's sales in 1998 and 1997, respectively.

       Receivables from three customers represented approximately 44% of accounts receivable at December 31, 1998. However, no customer balance exceeded $1.8 million. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, and adverse change in those factors could affect the Company's estimates of its bad debts.


(15)   LEGAL PROCEEDINGS

       The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

(16)   SEGMENT REPORTING

       The divisions of the Company include: MC, AVE and Flapdoodles, for which a summary of each follows:

       -    MC designs, manufactures and distributes "better" women's knitwear.

       - AVE designs and distributes relaxed and stylish sportswear for women. AVE also maintains licensees ranging from scarves, swimwear, eyewear and shoes to cosmetics, travel, bags and luggage.

        o Flapdoodles design, manufactures and distributes comfortable, high-quality, functional children's clothing. Flapdoodles also maintains licenses for footwear and sleepwear.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


       The accounting policies of the operating divisions are the same as those described in the summary of accounting policies. The Company evaluates performance based on stand-alone division earnings (loss) before income taxes. The following information is provided in 000's:

                                    MC          AVE       FLAPDOODLES    ELIMINATION     CONSOLIDATED
                                 --------    --------     -----------    -----------     ------------
1998

Net sales                        $ 25,393    $ 19,690      $ 29,524            --        $  74,607
Depreciation and amortization         106       1,345           874            --            2,325
Operating earnings (loss)          (2,237)    (25,076)        1,315            --          (25,998)
Interest income (expense), net        212      (3,538)       (1,018)        3,661             (683)
Earnings (loss) before taxes       (1,810)    (26,690)          304         3,661          (24,535)
Total assets                       16,649      10,099        18,733        (1,052)          44,429
Long-lived assets                     134       6,931         8,839            --           15,904
Capital expenditures                   37          74           323            --              434

1997

Net sales                        $ 28,944    $ 29,884      $ 32,572            --        $  91,400
Depreciation and amortization         183       1,650           780            --            2,613
Operating earnings (loss)          (6,261)     (8,687)        3,847            --          (11,101)
Interest income (expense), net        267      (3,114)         (997)        3,434             (410)
Earnings (loss) before taxes       (5,736)     (9,528)        2,850         3,434           (8,980)
Total assets                       17,501      31,673        22,074        (6,051)          65,197
Long-lived assets                     284      24,783         9,414            --           34,481
Capital expenditures                   50         458           788            --            1,296

1996

Net sales                        $ 46,663    $ 39,217      $ 29,657            --        $ 115,537
Depreciation and amortization         205       1,628           800            --            2,633
Operating earnings (loss)           2,233       3,831         4,420            --           10,484
Interest income (expense), net        (75)     (2,795)       (1,392)        3,405             (857)
Earnings before taxes               2,491       2,996         3,028         3,405           11,920
Total assets                       17,604      35,550        21,335        (8,290)          66,199
Long-lived assets                     400      26,031         9,182            --           35,613
Capital expenditures                  130         343           208            --              681

       Eliminations consist of intercompany interest charges and intercompany accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There has been no change in accountants and or disagreements on any matter of accounting principle or financial statement disclosure.

PART III


ITEMS 10, 11, 12 AND 13

       The information required by these Items, other than the information set forth in Part I under the Section entitled "Executive Officers of the Registrant," is hereby incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 14, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

PART IV


ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   The following are included in Item 8 of Part II:

                                                                                          PAGE
Independent Auditors' Report...........................................................    20

Consolidated Financial Statements:

     Consolidated Balance Sheets -- December 31, 1997 and 1998.........................    21
     Consolidated Statements of Operations and Comprehensive Income (Loss) --
         Years ended December 31, 1996, 1997 and 1998..................................    22
     Consolidated Statements of Stockholders' Equity  --
         Years ended December 31, 1996, 1997 and 1998..................................    23
     Consolidated Statements of Cash Flows -- Years ended
         December 31, 1996, 1997 and 1998..............................................    24
     Notes to Consolidated Financial Statements........................................    26

(a) (2) The following is a list of all financial statement schedules for the years ended December 31, 1996, 1997 and 1998 filed as part of this
          Report:

    Schedule II -- Valuation and Qualifying Accounts...................................    44

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a) (3)   See accompanying Index to Exhibits...........................................    45

(b)       No reports on Form 8-K were filed during the fourth quarter of 1998

(c)       See accompanying Index to Exhibits...........................................    45

(d)       None

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES


SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at     Charged to
                                               Beginning     Costs and                        Balance at
Description                                    of Period      Expenses     Deductions (a)    End of Period
-----------                                   ----------     ----------    --------------    -------------
Allowance for doubtful accounts:

TRADE

Year ended
     December 31, 1996                        $  136,199        309,774        372,629            73,344

Year ended
     December 31, 1997                        $   73,344        353,660        226,900           200,104

Year ended
     December 31, 1998                        $  200,104        369,779        190,302           379,581

(a) Deductions represent write-offs of specifically identified accounts.

INDEX TO EXHIBITS


       The following is a list of all exhibits filed as part of this report.

                                                                                                           Sequentially
                                                                                                             Numbered
Exhibit No.                                       Document                                                     Page
-----------                                       --------                                                 ------------
     2.1++    Asset Purchase Agreement dated June 30, 1993, between MCFD Acquisition L.L.C.
                and Flapdoodles, Inc.....................................................................        *

     2.2++    Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina,
                Incorporated (the "Company"), Marisa Christina Holding, Inc., Marisa Christina
                Outlet Holdings, Inc., C.M. Marisa Christina (H.K.) Limited, MF Showroom
                Holdings, Inc., Flapdoodles, L.L.C. and the Investors in such companies named
                on the signature pages thereto...........................................................       **

     2.3++     Asset Purchase Agreement, dated as of January 1, 1996, by and among
                Adrienne Vittadini, Inc. ("AVI"), the Company, and Adrienne Vittadini
                Enterprises, Inc. ("AVE")................................................................      .**

     3.1      Amended and Restated Certificate of Incorporation of the Company...........................      ***

     3.2      By-Laws of the Company.....................................................................      ***

     4.1      Option Agreement between the Company and Marc Ham, dated June 30, 1994.....................      ***

     4.2      Option Agreement between the Company and Carole Bieber, dated June 30, 1994................      ***

     4.3      1994 Stock Option Plan.....................................................................      ***

     4.4      Registration Rights Agreement, dated as of January 1, 1996, by and among
                the Company, AVI, and the other parties listed on the signature pages thereto............       **

    10.1+     Directors and Officers Indemnification Agreement, dated  June 22, 1994, between
                the Company and Michael H. Lerner........................................................      ***

    10.2+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Marc Ham.................................................................      ***

    10.3+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and G. Michael Dees..........................................................      ***

    10.4+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Carole Bieber............................................................      ***

    10.5+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Christine M. Carlucci....................................................      ***

    10.6+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and S.E. Melvin Hecht........................................................      ***

    10.7+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Elliot R. Epstein........................................................      ***

    10.8+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Robert Davidoff..........................................................      ***

                                                                                                                 Sequentially
                                                                                                                   Numbered
Exhibit No.                                       Document                                                           Page
-----------                                       --------                                                         --------
    10.9+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Lawrence D. Glaubinger...........................................................     ***

    10.10+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and David W. Zalaznick...............................................................     ***

    10.11+    Employment Agreement between the Company and Michael H. Lerner, dated January 1, 1998..............     ***

    10.12+    Amended and Restated Employment Agreement between the Company and Marc Ham,
                dated January 1, 1998............................................................................     ***

    10.13+    Amended and Restated Employment Agreement between the Company and Carole Bieber,
                dated January 1, 1998............................................................................     ***

    10.14+    Employment Agreement between the Company and G. Michael Dees, dated January 1, 1998................     ***

    10.15+    Employment Agreement between the Company and Zachary Solomon, dated February 18, 1998..............     ***

    10.16+    Amended and Restated Employment Agreement, dated June 30, 1993,  between
                the Company and TJC Management Corporation.......................................................       *

    10.17     Lease Agreement, dated July 1, 1993, by and among Marc Ham and Carole Bieber, as trustees, and MCFD Acquisitions L.L.C. together with Subordination,
                Non-Disturbance and Attornment Agreement dated July 1, 1993 between
                MCFD Acquisitions L.L.C. and Wilmington Trust Company............................................       *

    10.18     Trademark Assignment Agreement, dated as of January 1, 1996, by and among
                Vittadini Ltd., the Company and AVE..............................................................      **

    10.19     Trademark Collateral Assignment, dated as of January 1,1 996, by and among
                AVI, the Company, and AVE........................................................................      **

    10.20     Credit agreement dated August 21, 1996 by and among the Company, Marisa Christina Apparel, Inc.,
              Flapdoodles, Inc., Adrienne Vittadini Enterprises, Inc. and the Chase Manhattan Bank, N.A..........    ****

    10.21     Credit agreement dated August 29, 1996 by and among the Company, Marisa Christina Apparel, Inc.,
              Flapdoodles, Inc., Adrienne Vittadini Enterprises, Inc. and The Bank of New York...................    ****


    10.22     Termination agreement dated September 30, 1998, by and among Adrienne Vittadini, Gianluigi
              Vittadini, and the Company.........................................................................    ****

    21        Subsidiaries of the Registrant.....................................................................     ***

    23        Consent of Independent Auditors....................................................................      (1)

    27        Financial Data Schedule............................................................................     N/A

* Incorporated by reference to the exhibits filed with the Company's Form S-1 Registration Statement (File No. 33-78958).

** Incorporated by reference to the exhibits filed with the Company's Report on Form 8-K, filed on February 1, 1996.

                                                                    Sequentially
                                                                      Numbered
Exhibit No.                          Document                           Page
-----------                          --------                       ------------

*** Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K, filed on March 22, 1996.

**** Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-Q, filed on November 12, 1996.

***** Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-Q, filed on November 16, 1998.


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

                             MARISA CHRISTINA, INCORPORATED

                             BY: /s/ Michael H. Lerner
                                 -----------------------------------------------
                                 Michael H. Lerner
                                 Chairman, Chief Executive Officer and President
Dated:  March 24, 1999

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                            Title                     Date
          ---------                            -----                     ----
/s/ Michael H. Lerner                 Chairman, Chief Executive     March 24, 1999
------------------------------        Officer and President
Michael H. Lerner

/s/ S. E. Melvin Hecht                Chief Financial Officer,      March 24, 1999
------------------------------        Treasurer and Director
S. E. Melvin Hecht

/s/ Marc Ham                          Vice Chairman                 March 24, 1999
------------------------------
Marc Ham

/s/ G. Michael Dees                   Director                      March 24, 1999
------------------------------
G. Michael Dees

/s/ Christine M. Carlucci             Director                      March 24, 1999
------------------------------
Christine M. Carlucci

/s/ Robert Davidoff                   Director                      March 24, 1999
------------------------------
Robert Davidoff

/s/ Lawrence D. Glaubinger            Director                      March 24, 1999
------------------------------
Lawrence D. Glaubinger

/s/ Brett J. Meyer                    Director                      March 24, 1999
------------------------------
Brett J. Meyer

/s/ David W. Zalaznick                Director                      March 24, 1999
------------------------------
David W. Zalaznick


Dated:  March 24, 1999