Form 10-Q
period 1999-03-31
MARISA CHRISTINA INC
filed 1999-05-14
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended March 31, 1999

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

     The number of shares outstanding of the Company's Common Stock on April 30, 1999 were 7,765,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX




                                                                                                          PAGE

PART I. FINANCIAL INFORMATION


Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets December 31, 1998
                 and March 31, 1999 (Unaudited)                                                              2

              Consolidated Statements of Operations and Comprehensive
                 Loss-- Three months ended March 31, 1998 and 1999 (Unaudited)                               3

              Consolidated Statement of Stockholders' Equity -- Three months
                 ended March 31, 1999 (Unaudited)                                                            4

              Consolidated Statements of Cash Flows -- Three months
                 ended March 31, 1998 and 1999 (Unaudited)                                                   5

              Notes to Consolidated Financial Statements (Unaudited)                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                   8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                    11


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             12

Item 6.       Exhibits and Reports on Form 8-K                                                              12


SIGNATURES                                                                                                  13

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,            MARCH 31,
                                           ASSETS                          1998 (1)                1999
                                                                         ------------           ------------
                                                                                                 (UNAUDITED)
Current assets:
       Cash and cash equivalents                                         $    981,329           $    769,969
       Accounts receivable, less allowance for doubtful
          accounts of $379,581 in 1998 and $316,903 in 1999                 8,694,364              9,567,626
       Inventories                                                          8,600,980              7,919,395
       Income taxes recoverable                                             2,955,492              2,955,492
       Prepaid expenses and other current assets                            1,945,826              1,762,421
                                                                         ------------           ------------
                 Total current assets                                      23,177,991             22,974,903

Property and equipment, net                                                 2,726,150              2,705,226
Goodwill, less accumulated amortization of $4,707,325 in
       1998 and $4,925,605 in 1999                                         13,177,435             12,959,155
Other assets                                                                  487,596                508,231
Deferred tax assets                                                         4,859,392              5,636,745
                                                                         ------------           ------------
                 Total assets                                            $ 44,428,564           $ 44,784,260
                                                                         ============           ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Loans payable to bank                                             $  9,850,000           $ 12,400,000
       Accounts payable                                                     3,204,799              2,569,938
       Accrued expenses and other current liabilities                       1,210,918              1,092,704
                                                                         ------------           ------------
                 Total current liabilities                                 14,265,717             16,062,642
                                                                         ------------           ------------

Stockholders' equity:
       Preferred stock, $.01 par value; 1,000,000 shares
          authorized, none issued                                                --                     --
       Common stock, $.01 par value; 15,000,000 shares authorized,
          8,586,769 shares issued in 1998 and 1999                             85,868                 85,868
       Additional paid-in capital                                          31,653,186             31,653,186
       Retained earnings                                                    2,113,228                663,238
       Accumulated other comprehensive loss                                   (57,000)               (48,239)
       Treasury stock, 821,000 common shares
          in 1998 and 1999 at cost                                         (3,632,435)            (3,632,435)
                                                                         ------------           ------------
                 Total stockholders' equity                                30,162,847             28,721,618
                                                                         ------------           ------------
                 Total liabilities and stockholders' equity              $ 44,428,564           $ 44,784,260
                                                                         ============           ============

 (1) Accounts were derived from the audited consolidated balance sheet as of December 31, 1998.


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)



                                                           1998                1999
                                                       ------------        ------------
Net sales                                              $ 20,019,644        $ 14,264,241
Cost of goods sold                                       14,271,242          11,424,196
                                                       ------------        ------------
                Gross profit                              5,748,402           2,840,045

Selling, general and administrative expenses              7,056,308           5,244,825
                                                       ------------        ------------
                Operating loss                           (1,307,906)         (2,404,780)

Other income, net                                           318,002             422,678
Interest expense, net                                      (163,517)           (197,888)
                                                       ------------        ------------
                Loss before income tax benefit           (1,153,421)         (2,179,990)

Income tax benefit                                         (331,000)           (730,000)
                                                       ------------        ------------
                Net loss                                   (822,421)         (1,449,990)

Other comprehensive income, net of tax:
         Foreign currency translation adjustment              9,945               8,761
                                                       ------------        ------------
                Comprehensive loss                     $   (812,476)       $ (1,441,229)
                                                       ============        ============

Net loss per share:
         Basic                                         $      (0.10)       $      (0.19)
         Diluted                                       $      (0.10)       $      (0.19)
                                                       ============        ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)




                                                                          ACCUMULATED
                                      COMMON STOCK         ADDITIONAL       OTHER
                               -------------------------    PAID-IN      COMPREHENSIVE   RETAINED        TREASURY
                                  SHARES       AMOUNT        CAPITAL        LOSS         EARNINGS         STOCK          TOTAL
                               -----------   -----------   -----------   -----------    -----------    -------------   -----------
Balance at December 31, 1998     8,586,769   $    85,868   $31,653,186   $   (57,000)   $ 2,113,228    (3,632,435) $    30,162,847

Net loss                              --            --            --            --       (1,449,990)            --      (1,449,990)

Other comprehensive income            --            --            --           8,761           --               --           8,761
                               -----------   -----------   -----------   -----------    -----------    -------------   -----------
Balance at March 31, 1999        8,586,769   $    85,868   $31,653,186   $   (48,239)   $   663,238    (3,632,435) $    28,721,618
                               ===========   ===========   ===========   ===========    ===========    =============   ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)


                                                                          1998           1999
                                                                       -----------    -----------

Cash flows from operating activities:
     Net loss                                                          $  (822,421)   $(1,449,990)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
            Depreciation and amortization                                  644,982        362,903
            Write off of property and equipment                               --            3,862
            Deferred tax benefit                                              --         (777,353)
            Changes in assets and liabilities:
                   Accounts receivable                                  (1,840,216)      (873,262)
                   Inventories                                           1,136,929        681,585
                   Prepaid expenses and other current assets               436,487        183,405
                   Other assets                                             (6,591)       (20,635)
                   Income taxes recoverable                                561,432           --
                   Accounts payable                                     (3,515,159)      (626,100)
                   Accrued expenses and other current liabilities         (655,806)      (118,214)
                                                                       -----------    -----------
                Net cash used in operating activities                   (4,060,363)    (2,633,799)
                                                                       -----------    -----------

Net cash flows used in investing activities -- acquisitions
     of property and equipment                                            (117,458)      (127,561)
                                                                       -----------    -----------

Cash flows from financing activities:
     Borrowings under line of credit facilities, net                     4,430,000      2,550,000
     Acquisition of treasury stock                                        (109,380)          --
                                                                       -----------    -----------
                Net cash provided by financing activities                4,320,620      2,550,000
                                                                       -----------    -----------
                Net increase (decrease) in cash and cash equivalents       142,799       (211,360)

Cash and cash equivalents at beginning of period                         1,007,153        981,329
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $ 1,149,952    $   769,969
                                                                       ===========    ===========


 See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)


(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the "Company"). Significant intercompany accounts and transactions are eliminated in consolidation.

       The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its Annual Report on Form 10-K for the year ended December 31, 1998 .

       In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 1998 and 1999 are not necessarily indicative of the operating results to be expected for a full year.


(2)    INVENTORIES

       Inventories at December 31, 1998 and March 31, 1999 consist of the following:

                                1998             1999
                             ----------       ----------
       Piece goods           $2,378,619       $2,040,545
       Work in process        1,001,196        1,166,929
       Finished goods         5,221,165        4,711,921
                             ----------       ----------
                             $8,600,980       $7,919,395
                             ==========       ==========

(3)    CREDIT FACILITIES

       The Company has line of credit facilities with two banks, aggregating $23 million, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the arrangements are secured by certain of the Company's assets and bear interest at the banks' prime rate plus 0.25% to 1.0% or LIBOR plus 2.5%, at the Company's option. The facilities expire on June 30, 1999. As of March 31, 1999, $12.4 million of borrowings, bearing interest at an average rate of 8.18% and $2.0 million of commercial letters of credit were outstanding under the credit facilities. Available borrowings at March 31, 1999 were $8.6 million. The Company expects the banks to renew the facilities in 1999.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)


(4)    EARNINGS PER SHARE

       Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is based on weighted average number of common shares outstanding and diluted securities outstanding. Basic and diluted weighted average number of common shares outstanding for the three months ended March 31, 1998 and 1999 were 8,384,769 and 7,765,769, respectively. The effect of stock options outstanding during the three months ended March 31, 1998 and 1999 were not included in the computation of diluted loss per common share because the effect would have been antidilutive.


(5)    SEGMENT REPORTING

       The divisions of the Company include: Marisa Christina (MC), Adrienne Vittadini (AVE) and Flapdoodles, for which a summary of each follows:

         - MC designs, manufactures and distributes "better" women's knitwear.

         - AVE designs and distributes sportswear for women and maintains licensees for scarves, swimwear, eyewear, shoes, cosmetics, travel bags and luggage.

         - Flapdoodles designs, manufactures and distributes children's clothing. Flapdoodles also maintains licensees for footwear and sleepwear.

The Company evaluates performance based on stand-alone division earnings (loss) before income taxes. The following information is provided in thousands:

                                               MC            AVE       FLAPDOODLES    ELIMINATION   CONSOLIDATION
                                          ------------   ------------  -----------    ------------  -------------
As for the three months ended March 31, 1999
Net sales                                     $6,568         2,633          5,063             --          14,264
Operating loss                                 (553)       (1,452)          (400)             --         (2,405)
Earnings (loss) before taxes                   (665)       (2,052)          (694)          1,231         (2,180)
Total assets                                 $16,586         9,601         17,183          1,414          44,784

As for the three months ended March 31, 1998

Net sales                                     $4,706         5,924          9,390             --          20,020
Operating earnings (loss)                    (1,027)       (1,487)          1,206             --         (1,308)
Earnings (loss) before taxes                   (589)       (2,037)            972            501         (1,153)
Total assets                                 $17,886        31,069         23,879         (8,310)         64,524

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Results for the first quarter of 1999 were below historical levels. First quarter results were adversely impacted by weaker sales and customer demand at the Adrienne Vittadini (AVE) and Flapdoodles divisions as anticipated. The Marisa Christina division showed an improvement over last year. Management attributes the decline in operating results primarily to the change in consumer habits and a shift in the buying patterns of major department stores to favor a smaller number of suppliers with very large name brands.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three months ended March 31, 1998 and 1999.

                                                    1998           1999
                                                   ------         ------
Net sales                                           100.0%         100.0%
                                                   ------         ------

Gross profit                                         28.7           19.9
Selling, general and administrative expenses         35.2           36.8
                                                   ------         ------

Operating loss                                       (6.5)         (16.9)
Other income, net                                     1.6            3.0
Interest expense, net                                (0.8)          (1.4)
Income tax benefit                                   (1.6)          (5.1)
                                                   ======         ======
Net loss                                             (4.1%)        (10.2%)
                                                   ======         ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales. Net sales decreased 28.7% from $20.0 million in 1998, to $14.3 million in 1999. The decrease is attributable primarily to a decline in the sales of the AVE and Flapdoodles divisions. Net sales of the AVE division declined 56.0% from $5.9 million for the three months ended March 31, 1998 to $2.6 million for the three months ended March 31, 1999. Net sales of the Flapdoodles division declined 45.7% from $9.4 million for the three months ended March 31, 1998 to $5.1 million for the three months ended March 31, 1999. Net sales of the MC division increased 39.6% from $4.7 million for the three months ended March 31, 1998 to $6.6 million for the three months ended March 31, 1999. AVE's sales were hurt by continued softness in the bridge market and by its policy to minimize sales to discounters. Flapdoodles' sales declined due to a reduction in the number of its specialty store accounts as well as a decline in sales to department stores. MC's sales improved due to new customers and increased distribution.

Gross Profit. Gross profit decreased 50.6% from $5.8 million in 1998, to $2.8 million in 1999. As a percentage of net sales, gross profit declined from 28.7% in 1998 to 19.9% in 1999. Gross profit was negatively impacted by the fact that certain fixed costs associated with design and production represented a higher percentage of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 25.7%, from $7.1 million in 1998 to $5.2 million in 1999. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 35.2% in 1998 to 36.8% in 1999. The decrease in expenses is primarily attributable to the planned reductions and other cost savings related to the Company's 1997 and 1998 restructurings. The increase in expenses as a percentage of sales is attributed to lower sales volume available to absorb the Company's fixed costs.

Other Income, Net. Other income, net consists of royalty, licensing and copyright infringement income. The increase of $105 thousand is due principally to the AVE division, which had net royalty income of approximately $383 thousand in 1999. The increase is primarily due to a decrease in licensing expense resulting from the Company's 1998 restructuring.

Interest Expense, Net. Interest expense, net increased from $164 thousand in 1998 to $198 thousand in 1999, principally as the result of higher average outstanding borrowings and higher interest rates being charged in the Company's bank credit facilities.

Income Tax Benefit. Income tax benefit increased from $331 thousand in 1998 to $730 thousand in 1999 as the result of the increase in loss before income taxes. The Company's effective income tax rates for the three months ended March 31, 1998 and 1999 were 28.7% and 33.5%, respectively.

Net Loss. Net loss increased from $822 thousand in 1998 to $1.4 million in 1999, principally as a result of lower net sales and gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has line of credit facilities with two banks, aggregating $23 million, which may be utilized for commercial letter of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facilities are secured by certain of the Company's assets and bear interest at the banks' prime rate plus 0.25% to 1.0% or LIBOR plus 2.5% at the Company's option. The facilities expire on June 30, 1999. As of March 31, 1999, $12.4 million of borrowings, bearing interest at an average rate of 8.18% and $2.0 million of commercial letters of credit were outstanding under the credit facilities. Available borrowings at March 31, 1999 were $8.6 million. The Company expects the banks to renew the facilities in 1999.

During 1999, the Company has planned capital expenditures of approximately $400 thousand primarily to upgrade computer systems and open new outlet stores. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities. Capital expenditures during the three months ended March 31, 1999 were approximately $128 thousand.

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

CHANGES IN ACCOUNTING PRINCIPLES

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 on January 1, 2000, in accordance with the pronouncement, and is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of the SOP, as of the beginning of the year in which the SOP is adopted, be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 on January 1, 1999, but the adoption had no impact on its consolidated financial statements.

YEAR 2000

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

Information System -- The Company maintains information systems at each of its three operating divisions. Information systems at the Company's MC and AVE divisions have been remediated, tested and have been determined by management to be Year 2000 compliant. The Company is in the process of remediating information systems at the Flapdoodles division. The Company expects to have this system remediated and tested by the third quarter of 1999.

Non-Information Systems -- The Company has not completed its assessment of the Year 2000 issue with respect to critical non-information systems. However, management believes that such issues, if any, would be limited to the Company's telephone systems. Remediation required, if any, is expected to be completed by the third quarter of 1999.

Customer and Supplier Systems -- The Company has begun informal discussions with major customers and suppliers with respect to the Year 2000 issue. The Company currently has limited electronic interfaces with customers and vendors and, accordingly, is focused on its customers' and vendors' ability to operate following January 1, 2000. The Company intends to make formal inquiries of its key customers and suppliers during 1999 to complete this assessment and establish contingency plans as necessary.

Costs Related to the Year 2000 Issue -- To date the Company has incurred less than $75 thousand to remediate its Year 2000 information systems issues and expects to incur an additional $75 thousand to complete the remediation and testing of the Flapdoodles information systems. Costs, if any, to remediate the non-information systems are not expected to be material.

Risk Related to the Year 2000 Issue -- Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's operations, the actual effects of the issue cannot be known until the Year 2000. Failure of the Company and its major customers and suppliers to appropriately remediate the Year 2000 issue could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of March 31, 1999, the Company's floating rate debt is based on LIBOR. The fair market value of the Company's bank debt approximates its face value. If the Company's interest rates changed by 100 basis points during the three months ended March 31, 1999, interest expense would have changed by approximately $25 thousand.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in US dollars and the Company's investment in its foreign subsidiary was $140 thousand at March 31, 1999.

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

\PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K - no reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

Exhibit 27.1 - Financial Data Schedule.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999                      /s/   S. E. Melvin Hecht
     ---------------                    ----------------------------------------
                                         S. E. Melvin Hecht
                                         Vice Chairman, Chief Financial Officer
                                           and Treasurer