Form 10-Q
period 1999-06-30
MARISA CHRISTINA INC
filed 1999-08-16
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended                                June 30, 1999

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

     The number of shares outstanding of the Company's Common Stock on August 1, 1999 were 7,765,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets -- December 31, 1998
           and June 30, 1999 (Unaudited)                                    2

        Consolidated Statements of Operations and Comprehensive
        Income (Loss) -- Three and Six Months Ended June 30, 1998
        and 1999 (Unaudited)                                                3

        Consolidated Statement of Stockholders' Equity -- Six Months
           Ended June 30, 1999 (Unaudited)                                  4

        Consolidated Statements of Cash Flows -- Six Months
           Ended June 30, 1998 and 1999 (Unaudited)                         5

        Notes to Consolidated Financial Statements (Unaudited)              6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

Item 3. Quantitative and Qualitative Disclosures About Market Risk         13


PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                                  14

Item 6: Exhibits and Reports on Form 8-K                                   14


SIGNATURE                                                                  15

PART I:       FINANCIAL INFORMATION
ITEM I:       CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 31,        JUNE 30,
                                                                      1998 (1)            1999
                                                                    ------------      ------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                     $    981,329      $    495,271
      Accounts receivable, less allowance for doubtful
          accounts of $379,581 in 1998 and $288,335 in 1999            8,694,364         5,571,056
      Inventories                                                      8,600,980         7,696,943
      Income taxes recoverable                                         2,955,492         1,866,454
      Prepaid expenses and other current assets                        1,945,826         1,748,977
                                                                    ------------      ------------
              Total current assets                                    23,177,991        17,378,701

Property and equipment, net                                            2,726,150         2,592,706
Goodwill, less accumulated amortization of $4,707,325 in 1998
      and $5,143,884 in 1999                                          13,177,435        12,740,876
Other assets                                                             487,596           508,073
Deferred tax assets                                                    4,859,392         4,859,392
                                                                    ------------      ------------
              Total assets                                          $ 44,428,564      $ 38,079,748
                                                                    ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Loans payable to banks                                        $  9,850,000      $  7,650,000
      Accounts payable                                                 3,204,799         2,788,164
      Accrued expenses and other current liabilities                   1,210,918           707,161
                                                                    ------------      ------------
              Total current liabilities                               14,265,717        11,145,325
                                                                    ------------      ------------

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares
          authorized, none issued                                           --                --
      Common stock, $.01 par value; 15,000,000 shares
          authorized, 8,586,769 shares issued in 1998 and 1999            85,868            85,868
      Additional paid-in capital                                      31,653,186        31,653,186
      Retained earnings (accumulated deficit)                          2,113,228        (1,120,496)
      Accumulated other comprehensive loss                               (57,000)          (51,700)
      Treasury stock, 821,000 common shares in 1998 and 1999 at
          cost                                                        (3,632,435)       (3,632,435)
                                                                    ------------      ------------
              Total stockholders' equity                              30,162,847        26,934,423
                                                                    ------------      ------------
              Total liabilities and stockholders' equity            $ 44,428,564      $ 38,079,748
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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)

                                   (Unaudited)

                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                        ------------------------------      ------------------------------

                                             1998              1999              1998              1999
                                        ------------      ------------      ------------      ------------
Net sales                               $ 13,279,958      $ 10,726,118      $ 33,299,602      $ 24,990,359
Cost of goods sold                        10,143,155         8,849,971        24,414,397        20,274,167
                                        ------------      ------------      ------------      ------------
         Gross profit                      3,136,803         1,876,147         8,885,205         4,716,192

Selling, general and administrative
     expenses                              5,734,335         4,753,243        12,790,643         9,998,068
                                        ------------      ------------      ------------      ------------
         Operating loss                   (2,597,532)       (2,877,096)       (3,905,438)       (5,281,876)

Other income, net                            558,075           428,294           876,077           850,972

Interest expense, net                       (156,783)         (232,932)         (320,300)         (430,820)
                                        ------------      ------------      ------------      ------------

         Loss before income tax
            benefit                       (2,196,240)       (2,681,734)       (3,349,661)       (4,861,724)


Income tax benefit                          (630,400)         (898,000)         (961,400)       (1,628,000)
                                        ------------      ------------      ------------      ------------
Net loss                                  (1,565,840)       (1,783,734)       (2,388,261)       (3,233,724)

Other comprehensive income (loss),
     net of tax - foreign currency
     translation adjustment                   (9,431)           (3,461)              514             5,300
                                        ------------      ------------      ------------      ------------

         Comprehensive loss             $ (1,575,271)     $ (1,787,195)     $ (2,387,747)     $ (3,228,424)
                                        ============      ============      ============      ============


Net loss per share:
     Basic                              $      (0.19)     $      (0.23)     $      (0.29)     $      (0.42)
     Diluted                            $      (0.19)     $      (0.23)     $      (0.29)     $      (0.42)
                                        ============      ============      ============      ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1999
                                   (Unaudited)

                                                                     Retained       Accumulated
                                 Common stock        Additional      earnings          other
                             --------------------      paid-in     (accumulated   comprehensive    Treasury
                              Shares       Amount      capital        deficit)           loss          stock           Total
                            ---------     -------   ------------   -------------   -------------   -----------    ------------
Balance at December 31,
  1998                      8,586,769     $85,868   $ 31,653,186   $  2,113,228       $(57,000)    $(3,632,435)   $ 30,162,847
Net loss                         --          --             --       (3,233,724)          --              --        (3,233,724)

Other comprehensive
    income                       --          --             --             --            5,300            --             5,300
                            ---------     -------   ------------   ------------       --------     -----------    ------------
Balance at June 30, 1999    8,586,769     $85,868   $ 31,653,186   $ (1,120,496)      $(51,700)    $(3,632,435)   $ 26,934,423
                            =========     =======   ============   ============       ========     ===========    ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1998 and 1999
                                   (Unaudited)

                                                                            1998             1999
                                                                        -----------      -----------
Cash flows from operating activities:
     Net loss                                                           $(2,388,261)     $(3,233,724)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
            Depreciation and amortization                                 1,279,240          742,684
            Write off of property and equipment                                --              2,315
            Changes in assets and liabilities:
                Accounts receivable                                       3,494,670        3,123,308
                Inventories                                                 519,999          904,037
                Prepaid expenses and other current assets                   474,321          196,849
                Other assets                                                 37,065          (20,477)
                Income taxes recoverable                                   (170,046)       1,089,038
                Accounts payable                                         (3,448,553)        (411,335)
                Accrued expenses and other current liabilities           (1,026,386)        (503,757)
                                                                        -----------      -----------
                Net cash provided by (used in) operating activities      (1,227,951)       1,888,938
                                                                        -----------      -----------

Cash flows from investing activities:
     Acquisitions of property and equipment                                (141,866)        (174,996)
                                                                        -----------      -----------

Cash flows from financing activities:
     Borrowings (repayments) under line of credit facilities, net         1,200,000       (2,200,000)
     Acquisition of treasury stock                                         (109,380)            --
                                                                        -----------      -----------
                Net cash provided by (used in) financing activities       1,090,620       (2,200,000)
                                                                        -----------      -----------
                Net decrease in cash and cash equivalents                  (279,197)        (486,058)

Cash and cash equivalents at beginning of period                          1,007,153          981,329
                                                                        -----------      -----------
Cash and cash equivalents at end of period                              $   727,956      $   495,271
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

       The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 1998.

       In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 1998 and 1999 are not necessarily indicative of the operating results to be expected for a full year.

(2)    INVENTORIES

       Inventories at December 31, 1998 and June 30, 1999 consist of the following:

                                                1998            1999
                                             -----------    ------------
           Piece goods                       $ 2,378,619    $  1,659,642
           Work in process                     1,001,196       1,266,235
           Finished goods                      5,221,165       4,771,066
                                             -----------    ------------
                                             $ 8,600,980    $  7,696,943
                                             ===========    ============


(3)    CREDIT FACILITIES

       The Company has line of credit facilities with two banks, aggregating $23 million, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the arrangements are secured by certain of the Company's assets and bear interest at the banks' prime rate plus 0.25% to 1.0% or LIBOR plus 2.5%, at the Company's option. The facilities expire on August 30, 1999. As of June 30, 1999, $7.65 million of borrowings, bearing interest at an average rate of 8.10%, and $4.6 million of commercial letters of credit were outstanding under the credit facilities. Available borrowings at June 30, 1999 were approximately $10.8 million. The Company expects the banks to renew the facilities before expiration.

                                                                     (Continued)

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                  (Unaudited)


(4)    EARNINGS PER SHARE

       Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is based on weighted average number of common shares outstanding and diluted securities outstanding. Basic and diluted weighted average number of common shares outstanding for the three and six months ended June 30, 1998 and 1999 were 8,160,602 and 7,765,769, respectively. The effect of stock options outstanding during the six months ended June 30, 1998 and 1999 were not included in the computation of diluted loss per common share because the effect would have been antidilutive.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                   (Unaudited)



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

       The Company evaluates performance based on stand-alone division earnings
       (loss) before income taxes. The following information is provided in thousands:



                                       MC          AVE     Flapdoodles       Elimination     Consolidation
                                    -------      -------   -----------      ------------     -------------
THREE MONTHS ENDED
  JUNE 30, 1999
Net sales.....................       $ 4,560        2,328     3,838               --           10,726
Operating loss................        (1,164)        (701)   (1,012)              --           (2,827)
Earnings (loss) before taxes..          (879)      (1,368)   (1,291)              856          (2,682)

THREE MONTHS ENDED
  JUNE 30, 1998
Net sales.....................        $ 3,601        3,249     6,430               --           13,280
Operating earnings (loss).....           (796)      (1,978)      176               --           (2,598)
Earnings (loss) before taxes..         (1,043)      (2,342)      (28)           1,217           (2,196)


SIX MONTHS ENDED
  JUNE 30, 1999
Net sales.....................       $11,128         4,961     8,901               --           24,990
Operating loss................        (1,717)       (2,153)   (1,412)              --           (5,282)
Earnings (loss) before taxes..        (1,544)       (3,420)   (1,986)           2,088           (4,862)
Total assets..................       $15,313         8,137    16,158           (1,528)          38,080

SIX MONTHS ENDED
  JUNE 30, 1998
Net sales.....................       $ 8,306         9,173    15,821               --           33,300
Operating earnings (loss).....        (1,824)       (3,465)    1,384               --           (3,905)
Earnings (loss) before taxes..        (1,632)       (4,380)      944            1,718           (3,350)
Total assets..................       $16,203        28,300    21,917           (6,996)          59,424


                                                                    (Continued)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS



       Results for the first half of 1999 were below historical levels. First half results were adversely impacted by weaker sales and customer demand at the Adrienne Vittadini (AVE) and Flapdoodles divisions as anticipated. The Marisa Christina division showed an improvement over last year. Management attributes the decline in operating results primarily to the change in consumer habits and a shift in the buying patterns of major department stores to favor a smaller number of suppliers with very large name brands.

       The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and six month periods ended June 30, 1998 and 1999.

                                          Three Months              Six Months
                                             Ended                    Ended
                                            June 30,                 June 30,
                                     --------------------     --------------------
                                      1998       1999          1998        1999
                                      ----       ----          ----        ----
Net sales                            100.0%     100.0%        100.0%      100.0%
                                     -----      -----         -----       -----
Gross profit                          23.6       17.5          26.7        18.9
Selling, general and administrative   43.2       44.3          38.4        40.0
  expenses                           -----      -----         -----       -----
Operating loss                       (19.6)     (26.8)        (11.7)      (21.1)
Other income, net                      4.2        4.0           2.6         3.4
Interest expense, net                 (1.2)      (2.2)         (1.0)       (1.7)
Income tax benefit                    (4.8)      (8.4)         (2.9)       (6.5)
                                     -----      -----         -----       -----
Net loss                             (11.8)%    (16.6)%        (7.2)%     (12.9)%
                                     =====      =====         =====       =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

       Net sales. Net sales decreased 19.2% from $13.3 million in 1998 to $10.7 million in 1999. The decrease is attributable primarily to a decline in the sales of the AVE and Flapdoodles divisions. Net sales of AVE declined 28.4% from $3.2 million in 1998 to $2.3 million in 1999. Net sales of Flapdoodles declined 40.3% from $6.4 million in 1998 to $3.8 million in 1999. Net sales of MC increased 26.6% from $3.6 million in 1998 to $4.6 million in 1999. AVE's sales were hurt by continued softness in the bridge market and by its policy to minimize sales to discounters. Flapdoodles' sales declined due to a reduction in the number of its specialty store accounts as well as a decline in sales to department stores. MC's sales improved due to new customers and increased distribution.

       Gross profit. Gross profit decreased 40.2% from $3.1 million in 1998 to $1.9 million in 1999. As a percentage of net sales, gross profit decreased from 23.6% in 1998 to 17.5% in 1999. Gross profit was negatively impacted by the fact that certain fixed costs associated with design and production represented a higher percentage of net sales.

       Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 17.1% from $5.7 million in 1998 to $4.8 million in 1999. The overall decline is primarily attributable to the Company's lower sales and ongoing efforts to reduce operating expenses. As a percentage of net sales, SG&A increased from 43.2% in 1998 to 44.3% in 1999. SG&A of AVE declined from $2.2 million in 1998 to $1.1 million in 1999. SG&A of Flapdoodles remained consistent

                                                                     (Continued)
       at $2.0 million in 1998 and 1999. SG&A of MC increased from $1.6 million in 1998 to $1.7 million in 1999.

       Other Income, Net. Other income, net consists of royalty and licensing income.

       Interest Expense, Net. Interest expense, net increased from $157 thousand in 1998 to $233 thousand in 1999, principally as the result of higher average outstanding borrowings and higher interest rates being charged in the Company's bank credit facilities.

       Income Tax Benefit. Income tax benefit increased from $630 thousand in 1998 to $898 thousand in 1999 as the result of the increase in loss before income taxes. The Company's effective income tax rates for 1998 and 1999 were 28.7% and 33.5%, respectively. The change in the Company's effective income tax rate is attributable to the effect of state taxes payable in certain jurisdictions.

       Net Loss. Net loss increased from $1.6 million in 1998 to $1.8 million in 1999 as a result of the aforementioned items.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

       Net sales. Net sales decreased 25.0% from $33.3 million in 1998 to $25.0 million in 1999. The decrease is attributable primarily to a decline in the sales of the AVE and Flapdoodles divisions. Net sales of AVE declined 45.9% from $9.2 million in 1998 to $5.0 million in 1999. Net sales of Flapdoodles declined 43.7% from $15.8 million in 1998 to $8.9 million in 1999. Net sales of MC increased 34.0% from $8.3 million in 1998 to $11.1 million in 1999. AVE's sales were hurt by continued softness in the bridge market and by its policy to minimize sales to discounters. Flapdoodles' sales declined due to a reduction in the number of its specialty store accounts as well as a decline in sales to department stores. MC's sales improved due to new customers and increased distribution.

       Gross profit. Gross profit decreased 46.9% from $8.9 million in 1998 to $4.7 million in 1999. As a percentage of net sales, gross profit decreased from 26.7% in 1998 to 18.9% in 1999. Gross profit was negatively impacted by the fact that certain fixed costs associated with design and production represented a higher percentage of net sales.

       Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 21.8% from $12.8 million in 1998 to $10.0 million in 1999. The decrease is primarily attributable to the Company's lower sales and ongoing efforts to reduce operating expenses. As a percentage of net sales, SG&A increased from 38.4% in 1998 to 40.0% in 1999. SG&A of AVE declined 54.7% from $5.3 million in 1998 to $2.4 million in 1999. SG&A of Flapdoodles declined 4.9% from $4.1 million in 1998 to $3.9 million in 1999. SG&A of MC increased 8.8% from $3.4 million in 1998 to $3.7 million in 1999.

       Other Income, Net. Other income, net consists of royalty and licensing income.

       Interest Expense, Net. Interest expense, net increased from $320 thousand in 1998 to $431 thousand in 1999, principally as the result of higher average outstanding borrowings and higher interest rates being charged in the Company's bank credit facilities.

       Income Tax Benefit. Income tax benefit increased from $961 thousand in 1998 to $1.6 million in 1999 as the result of the increase in loss before income taxes. The Company's effective income tax rates for the six months ended June 30, 1998 and 1999 were 28.7% and 33.5%, respectively. The change in the Company's effective income tax rate is attributable to the effect of state taxes payable in certain jurisdictions.

       Net Loss. Net loss increased from $2.4 million in 1998 to $3.2 million in 1999 as a result of the aforementioned items.

                                                                     (Continued)

SEASONALITY

       The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Back-to-School and Fall collections, the Company's largest selling seasons, and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in other selling seasons.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has line of credit facilities with two banks, aggregating $23 million, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facilities are secured by certain of the Company's assets and bear interest at the banks' prime rate plus 0.25% to 1.0% or LIBOR plus 2.5% at the Company's option. The facilities expire on August 30, 1999. As of June 30, 1999, $7.65 million of borrowings bearing interest at an average rate of 8.10% and $4.6 million of commercial letters of credit were outstanding under the credit facilities. Available borrowings at June 30, 1999 were approximately $10.8 million. The Company expects the banks to renew the facilities before expiration.

       During 1999, the Company has planned capital expenditures of approximately $400 thousand, primarily to upgrade computer systems and open new outlet stores. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities. Capital expenditures during the six months ended June 30, 1999 were approximately $175 thousand.

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

CHANGES IN ACCOUNTING PRINCIPLES

       During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 on January 1, 2001, in accordance with the pronouncement as amended, and is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

                                                                    (Continued)

       During 1998, the American Institute of Certified Public Accountants issued Statements of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and No. 98-5, Reporting on the Costs of Start-Up Activities. Sop No. 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of the SOP, as of the beginning of the year in which the SOP is adopted, be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP No. 98-1 and 98-5 on January 1, 1999, but the adoptions had no impact on its consolidated financial statements.

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

       Information Systems -- The Company maintains information systems at each of its three operating divisions. Information systems at the Company's MC and AVE divisions have been remediated, tested and have been determined by management to be Year 2000 compliant. The Company is in the process of remediating information systems at the Flapdoodles division. The Company expects to have this system remediated and tested by September of 1999.

       Non-Information Systems -- The Company is in the process of completing its assessment of the Year 2000 issue with respect to critical non-information systems. However, management believes that such issues, if any, would be limited to the Company's telephone systems. Remediation required, if any, is expected to be completed by September of 1999.

       Customer and Supplier Systems -- The Company is in the process of completing informal discussions with major customers and suppliers with respect to the Year 2000 issue. The Company currently has limited electronic interfaces with customers and vendors and, accordingly, is focused on its customers' and vendors' ability to operate following January 1, 2000. The Company is making formal inquiries of its key customers and suppliers during 1999 to complete this assessment and establish contingency plans as necessary.

       Costs Related to the Year 2000 Issue -- To date the Company has incurred less than $82 thousand to remediate its Year 2000 information systems issues and expects to incur an additional $18 thousand to complete the remediation and testing of the Flapdoodles information systems. Costs, if any, to remediate the non-information systems are not expected to be material.

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

                                                                     (Continued)

       ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES

       ABOUT MARKET RISK

       The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of June 30, 1999, the Company's floating rate debt is based on LIBOR. The fair market value of the Company's bank debt approximates its face value. If the Company's interest rates increased or decreased by 100 basis points during the six months ended June 30, 1999, interest expense and cash flows would have increased or decreased, respectively, by approximately $50 thousand.

       Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in U.S. dollars and the Company's investment in its foreign subsidiary was $140 thousand at June 30, 1999.


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

                                                                     (Continued)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no legal proceedings required to be disclosed in response to
       Item 103 of Regulation S-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 27. Financial Data Schedule

       Exhibit 28. Press release dated August 16, 1999.

       Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                                                     (Continued)

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date: August  16, 1999                  /s/   S. E. Melvin Hecht
      -----------------------           -------------------------------------
                                        S. E. Melvin Hecht
                                        Vice Chairman,
                                        Chief Financial Officer and Treasurer