Form 10-Q
period 1999-09-30
MARISA CHRISTINA INC
filed 1999-11-12
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended    September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ---------------------
Commission File Number:    0-24176


                         Marisa Christina, Incorporated
             (Exact name of registrant as specified in its charter)




Delaware                                                     11-3216809
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



8101 Tonnelle Avenue, North Bergen, New Jersey               07047-4601
(Address of principal executive offices)                     (Zip Code)



                                 (201)-758-9800
              (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

      The number of shares outstanding of the Company's Common Stock on November 1, 1999 was 7,765,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1:       Consolidated Financial Statements:

              Consolidated Balance Sheets -- December 31, 1998
                 and September 30, 1999 (Unaudited)                                                          2

              Consolidated Statements of Operations and Comprehensive
                 Income (Loss) -- Three and Nine Months Ended September 30, 1998
                 and 1999 (Unaudited)                                                                        3

              Consolidated Statement of Stockholders' Equity -- Nine Months
                 Ended September 30, 1999 (Unaudited)                                                        4

              Consolidated Statements of Cash Flows -- Nine Months
                 Ended September 30, 1998 and 1999 (Unaudited)                                               5

              Notes to Consolidated Financial Statements (Unaudited)                                         6

Item 2:       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                        11

Item 3:       Quantitative and Qualitative Disclosures about Market Risk                                    15


PART II. OTHER INFORMATION

Item 1:       Legal Proceedings                                                                             16

Item 4:       Submission of Matters to a Vote of Security Holders                                           16

Item 6:       Exhibits and Reports on Form 8-K                                                              16


SIGNATURE                                                                                                   17

PART I.   FINANCIAL INFORMATION
ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,            SEPTEMBER 30,
                                                                                  1998 (1)                 1999
                                                                                  --------                 ----
                                                                                                       (unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                $    981,329           $    788,681
      Accounts receivable, less allowance for doubtful
          accounts of $379,581 in 1998 and $308,244 in 1999                       8,694,364             10,701,773
      Inventories                                                                 8,600,980              8,723,730
      Prepaid expenses and other current assets                                   1,945,826              2,446,125
      Income taxes recoverable                                                    2,955,492              1,375,991
                                                                               ------------           ------------
                 Total current assets                                            23,177,991             24,036,300

Property and equipment, net                                                       2,726,150              2,119,039
Goodwill, less accumulated amortization of $4,707,325 in 1998
      and $2,808,503 in 1999                                                     13,177,435              6,405,568
Other assets                                                                        487,596                355,614
Deferred tax assets                                                               4,859,392              4,859,392
                                                                               ------------           ------------
                 Total assets                                                  $ 44,428,564           $ 37,775,913
                                                                               ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Loans payable to banks                                                   $  9,850,000           $  5,700,000
      Accounts payable                                                            3,204,799              2,990,181
      Accrued expenses and other current liabilities                              1,210,918              1,169,750
                                                                               ------------           ------------
                 Total current liabilities                                       14,265,717              9,859,931

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares
          authorized, none issued                                                        --                     --
      Common stock, $.01 par value; 15,000,000 shares
          authorized, 8,586,769 shares issued and outstanding
          in 1998 and 1999                                                           85,868                 85,868
      Additional paid-in capital                                                 31,653,186             31,653,186
      Accumulated other comprehensive loss                                          (57,000)               (51,700)
      Retained earnings (accumulated deficit)                                     2,113,228               (138,937)
      Treasury stock, 821,000 common shares
          in 1998 and 1999 at cost                                               (3,632,435)            (3,632,435)
                                                                               ------------           ------------
                 Total stockholders' equity                                      30,162,847             27,915,982
                                                                               ------------           ------------
                 Total liabilities and stockholders' equity                    $ 44,428,564           $ 37,775,913
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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                 1998                1999               1998              1999
                                                 ----                ----               ----              ----
Net sales                                    $ 23,064,148        $20,434,456       $ 56,363,750       $45,424,815
Cost of goods sold                             16,699,481         14,358,393         41,113,878        34,632,560
                                             ------------        -----------       ------------       -----------
                Gross profit                    6,364,667          6,076,063         15,249,872        10,792,255

Selling, general and administrative
     expenses                                   6,792,318          5,354,884         19,582,961        15,352,952
Restructuring charge                            3,750,000                 --          3,750,000                --
Asset impairment charge                        16,525,306                 --         16,525,306                --
                                             ------------        -----------       ------------       -----------
                Operating earnings (loss)     (20,702,957)           721,179        (24,608,395)       (4,560,697)

Other income, net                                 786,831            287,279          1,662,908         1,138,251
Gain on the sale of the Adrienne
     Vittadini Division                                --            645,899                 --           645,899
Interest expense, net                            (169,651)          (178,798)          (489,951)         (609,618)
                                             ------------        -----------       ------------       -----------
                Earnings (loss) before
                    income tax expense
                    (benefit)                 (20,085,777)         1,475,559        (23,435,438)       (3,386,165)

Income tax expense (benefit)                   (6,899,204)           494,000         (7,860,604)       (1,134,000)
                                             ------------        -----------       ------------       -----------
                Net earnings (loss)           (13,186,573)           981,559        (15,574,834)       (2,252,165)

Other comprehensive income,
     net of tax -- foreign currency
     translation adjustment                           410                 --                924             5,300
                                             ------------        -----------       ------------       -----------
                Comprehensive income
                    (loss)                   $(13,186,163)       $   981,559       $(15,573,910)      $(2,246,865)
                                             ============        ===========       ============       ===========

Net earnings (loss) per share:
     Basic                                   $      (1.62)       $      0.13       $      (1.91)      $     (0.29)
     Diluted                                 $      (1.62)       $      0.13       $      (1.91)      $     (0.29)
                                             ============        ===========       ============       ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                                        ACCUMULATED       RETAINED
                                                           ADDITIONAL      OTHER          EARNINGS
                                       COMMON STOCK         PAID-IN     COMPREHENSIVE  (ACCUMULATED    TREASURY
                                     SHARES     AMOUNT      CAPITAL        LOSS           DEFICIT)       STOCK          TOTAL
                                     ------     ------      -------        ----           --------       -----          -----
Balance at December 31, 1998        8,586,769   $85,868   $31,653,186     $(57,000)     $ 2,113,228   $(3,632,435)   $30,162,847

Net loss                                   --        --            --           --       (2,252,165)           --     (2,252,165)

Other comprehensive income                 --        --            --        5,300               --            --          5,300
                                    ---------   -------   -----------     --------      -----------   -----------    -----------
Balance at September 30, 1999       8,586,769   $85,868   $31,653,186     $(51,700)     $  (138,937)  $(3,632,435)   $27,915,982
                                    =========   =======   ===========     ========      ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)


                                                                                            1998                   1999
                                                                                            ----                   ----
Cash flows from operating activities:
     Net loss                                                                           $(15,574,834)          $ (2,252,165)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                                  1,918,859              1,071,782
            Gain on the sale of the Adrienne Vittadini Division                                   --               (645,899)
            Restructuring charge                                                           3,750,000                     --
            Asset impairment charge                                                       16,525,306                     --
            Deferred tax provision                                                        (5,764,398)                    --
            Loss on other asset write-offs                                                        --                 13,801
            Changes in assets and liabilities, net of effects from the sale of the Adrienne Vittadini Division:
                    Accounts receivable                                                   (4,600,322)            (4,615,781)
                    Inventories                                                            1,730,249               (896,750)
                    Prepaid expenses and other current assets                                284,363               (835,742)
                    Other assets                                                              34,565                131,982
                    Accounts payable                                                      (1,832,568)             2,045,820
                    Accrued expenses and other current liabilities                          (953,953)               247,874
                    Income taxes recoverable                                               1,547,933              1,579,501
                                                                                        ------------           ------------
                Net cash used in operating activities                                     (2,934,800)            (4,155,577)
                                                                                        ------------           ------------

Cash flows from investing activities:
     Proceeds from the sale of the Adrienne Vittadini Division                                    --              8,373,484
     Acquisitions of property and equipment                                                 (394,778)              (260,555)
                                                                                        ------------           ------------
                Net cash provided by (used in) investing activities                         (394,778)             8,112,929
                                                                                        ------------           ------------

Cash flows from financing activities:
     Borrowings (repayments) under bank credit facilities, net                             4,200,000             (4,150,000)
     Acquisition of treasury stock                                                          (725,005)                    --
                                                                                        ------------           ------------
                Net cash  provided by (used in) financing activities                       3,474,995             (4,150,000)
                                                                                        ------------           ------------
                Net increase (decrease) in cash and cash equivalents                         145,417               (192,648)

Cash and cash equivalents at beginning of period                                           1,007,153                981,329
                                                                                        ------------           ------------
Cash and cash equivalents at end of period                                              $  1,152,570           $    788,681
                                                                                        ============           ============

Supplemental information:
     Cash paid during the period for:
         Income taxes                                                                   $     65,327           $     59,347
                                                                                        ============           ============
         Interest                                                                       $    495,568           $    616,962
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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 1998 and 1999 are not necessarily indicative of the operating results to be expected for a full year.


(2)      DISPOSITION OF ADRIENNE VITTADINI DIVISION

On September 2, 1999, the Company completed the sale of substantially all the assets, properties and rights of its Adrienne Vittadini Division ("AVE") to de V & P, Inc. for $9.5 million in cash plus a post-closing adjustment estimated to be $900 thousand and the assignment of certain liabilities of AVE. Cash proceeds of $8.1 million net of transaction and related costs were used by the Company to pay down borrowings under its bank credit facilities. The Company recognized a pre-tax gain of approximately $646 thousand on the sale.

The aggregate sale price for the AVE assets sold is as follows:

         Cash received                              $  9,500,000
         Amount due from the Buyer                       919,534
         Liabilities assigned to the Buyer             1,898,281
         Transaction and related costs                (1,400,151)
                                                    ------------
                          Net proceeds              $ 10,917,664
                                                    ============

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                   (Unaudited)


The pre-tax gain recognized by the Company based on asset values at September 1, 1999 is as follows:

          Net proceeds                                            $ 10,917,664
          Less:
               Accounts receivable                                  (2,608,372)
               Inventories                                            (774,000)
               Prepaid expenses and other current assets              (335,443)
               Equipment and leasehold improvements                   (399,361)
               Goodwill                                             (6,154,589)
                                                                  ------------
                          Pre-tax gain                            $    645,899
                                                                  ============

Pro forma consolidated net sales, net earnings (loss) and diluted earnings
(loss) per share for the three and nine months ended September 30, 1998 and 1999, assuming the disposition had occurred on January 1, 1998, are as follows in thousands:

                                                THREE MONTHS                       NINE MONTHS
                                                    ENDED                             ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                             1998             1999             1998             1999
                                             ----             ----             ----             ----
Net sales                                  $17,611           17,356          $41,738           37,386
Net earnings (loss)                            698              554              696           (1,516)
Diluted earnings (loss) per share             0.09             0.07             0.08            (0.20)
                                           =======          =======          =======          =======

(3)   INVENTORIES

Inventories at December 31, 1998 and September 30, 1999 consist of the following:

                                           1998                1999
                                           ----                ----
          Piece goods                   $2,378,619          $1,668,904
          Work in process                1,001,196             811,439
          Finished goods                 5,221,165           6,243,387
                                        ----------          ----------
                                        $8,600,980          $8,723,730
                                        ==========          ==========

(4)   CREDIT FACILITIES

The Company has line of credit facilities with two banks, aggregating $11.0 million, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the arrangements are secured by certain of the Company's assets and bear interest at the banks' prime rates plus 0.25% to 1.0%. The arrangements expire on December 31, 1999. As of September 30, 1999, $5.7 million of borrowings, bearing interest at an average rate of 8.88%, and $3.4 million of commercial letters of credit were outstanding under the credit facilities.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                   (Unaudited)


(5)   EARNINGS PER SHARE

Basic and diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 1998 were 8,125,508 and 8,148,904, respectively. Basic and diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 1999 were 7,765,769.

The effect of stock options outstanding during the three and nine months ended September 30, 1998 and 1999 were not included in the computation of diluted loss per common share because the effect would have been antidilutive.

Basic net loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is based on weighted average number of common shares outstanding and diluted securities outstanding.


(6)   SEGMENT REPORTING

The divisions of the Company include: Marisa Christina (MC), Adrienne Vittadini
(AVE) and Flapdoodles, for which a summary of each follows:

         - MC designs, manufactures and distributes "better" women's knitwear.

         - AVE designs and distributes sportswear for women and maintains licensees for scarves, swimwear, eyewear, shoes, cosmetics, travel bags and luggage. AVE was sold on September 2, 1999.

         - Flapdoodles designs, manufactures and distributes children's clothing. Flapdoodles also maintains licensees for footwear and sleepwear.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                   (Unaudited)


The Company evaluates performance based on stand-alone division earnings (loss) before income taxes. The following information is provided in thousands:

                                          MC                  AVE            FLAPDOODLES        ELIMINATION     CONSOLIDATION
                                          --                  ---            -----------        -----------     -------------
THREE MONTHS ENDED
     SEPTEMBER 30, 1999
Net sales                              $ 10,784              3,078              6,572                 --            20,434
Operating earnings (loss)                 1,163                (72)              (370)                --               721
Earnings (loss) before income
     taxes (benefit)                      1,105                118               (672)               925             1,476

THREE MONTHS ENDED
     SEPTEMBER 30, 1998
Net sales                              $ 10,019              5,453              7,592                 --            23,064
Operating earnings (loss)                   683            (21,601)               215                 --           (20,703)
Earnings (loss) before income
     taxes (benefit)                        607            (21,745)               (92)             1,144           (20,086)

AS OF AND FOR THE NINE MONTHS
     ENDED SEPTEMBER 30, 1999
Net sales                              $ 21,912              8,039             15,474                 --            45,425
Operating loss                             (353)            (2,226)            (1,982)                --            (4,561)
Earnings (loss) before income
     taxes (benefit)                       (545)            (3,303)            (2,857)             3,319            (3,386)
Total assets                             17,410              1,034             16,010              3,322            37,776

AS OF AND FOR THE NINE MONTHS
     ENDED SEPTEMBER 30, 1998
Net sales                              $ 18,326             14,626             23,412                 --            56,364
Operating earnings (loss)                (1,140)           (25,066)             1,598                 --           (24,608)
Earnings (loss) before income
     taxes (benefit)                     (1,300)           (26,124)               852              3,137           (23,435)
Total assets                             19,961             14,071             19,521                  4            53,557
                                       ========           ========           ========           ========          ========

(7)   RESTRUCTURING CHARGE

Effective September 30, 1998, the Company entered into an agreement (the "Termination Agreement") to terminate the employment contracts of Adrienne and Gianluigi Vittadini (the "Vittadinis"), the former chairman and vice chairman, respectively, of AVE. As a result of the Termination Agreement, the Company recognized a restructuring charge of $3.75 million in the consolidated statements of operations for the three and nine months ended September 30, 1998. As of September 30, 1999, obligations have been fully paid.

Additionally, the Company discontinued a handbag joint venture between AVE and a third party and recorded a charge of $500 thousand related to its investment and advances to the joint venture partner which it deemed are no longer recoverable.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


(8)   ASSET IMPAIRMENT CHARGE

As a result of the termination of the Vittadinis, operating losses of AVE during 1997 and 1998 and the prospects for additional losses by AVE for the foreseeable future, management of the Company assessed the recoverability of AVE's long-lived assets including goodwill. Based on management's best estimate of future operating results for AVE as of September 30, 1998, management concluded that it was not likely the Company could recover all of AVE's long-lived assets on an undiscounted cash flow basis. Accordingly, the Company recognized an asset impairment charge with respect to goodwill of approximately $16.5 million in the three and nine months ended September 30, 1998.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Results for the first nine months of 1999 exclusive of the restructuring and asset impairment charges were below historical levels. The Company's results were adversely impacted by weaker sales and customer demand at Adrienne Vittadini (AVE) and Flapdoodles as anticipated. The Marisa Christina Division
(MC) showed improvements over last year in net sales and operating earnings. Management attributes the decline in operating results primarily to the change in consumer habits and a shift in the buying patterns of major department stores to favor a smaller number of suppliers with very large name brands.

On September 2, 1999, the Company completed the sale of substantially all the assets, properties and rights of AVE to de V & P, Inc. for $9.5 million in cash plus a post-closing adjustment estimated to be $900 thousand and the assignment of certain liabilities of AVE. Cash proceeds of $8.1 million net of transaction and related costs were used by the Company to pay down borrowings under its bank credit facilities. The Company recognized a pre-tax gain of approximately $646 thousand on the sale.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the Company's consolidated statements of operations for the three-month and nine- month periods ended September 30, 1998 and 1999.

                                                 THREE MONTHS                     NINE MONTHS
                                                     ENDED                           ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                              1998            1999           1998            1999
                                              ----            ----           ----            ----
Net sales                                    100.0 %         100.0 %        100.0 %         100.0 %
                                             -----           -----          -----           -----

Gross profit                                 27.6            29.7           27.1            23.8
Selling, general and administrative
     expenses                                29.5            26.2           34.8            33.8
Restructuring charge                         16.3              --            6.7              --
Asset impairment charge                      71.6              --           29.3              --
                                             -----           -----          -----           -----

Operating earnings (loss)                    (89.8)           3.5           (43.7)          (10.0)
Other income, net                             3.4             1.4            3.0             2.5
Gains on sale of AVE                           --             3.2             --             1.4
Interest expense, net                        (0.7)           (0.9)          (0.9)           (1.3)
Income tax expense (benefit)                 (29.9)           2.4           (14.0)          (2.5)
                                             -----           -----          -----           -----

Net earnings (loss)                          (57.2)%         4.8 %          (27.6)%         (4.9)%
                                             =====           =====          =====           =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales. Net sales decreased 11.4%, from $23.1 million in 1998 to $20.4 million in 1999. The decrease is attributable to a decline in sales at the AVE and Flapdoodles divisions. The sales declines were offset to some extent by higher sales at the MC division. Net sales of AVE declined 43.6% from $5.5 million in 1998 to $3.1 million in 1999. Net sales of Flapdoodles declined 13.4% from $7.6 million in 1998 to $6.6 million in 1999. Net sales of MC increased 7.6% from $10.0 million in 1998 to $10.8 million in 1999. The decline in sales at the Flapdoodles division was principally the result of lower sales to department stores as the result of management's decision to no longer sell to certain low margin accounts. MC's sales improved due to new customers and increased distribution.

Gross profit. Gross profit decreased 4.5%, from $6.4 million in 1998 to $6.1 million in 1999 as a result of lower sales. As a percentage of net sales, gross profit increased from 27.6% in 1998 to 29.7% in 1999. The increase in the gross profit percentage for the 1999 three months was attributable primarily to improved retail sell through.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 21.2%, from $6.8 million in 1998 to $5.4 million in 1999. As a percentage of net sales, SG&A increased from 29.5% in 1998 to 26.2% in 1999. The decrease in dollar amount is attributable to the Company's ongoing efforts to control operating expenses. SG&A of AVE declined 63.4% from $2.5 million in 1998 to $1.0 million in 1999. SG&A of Flapdoodles was constant at $2.1 million in 1998 and 1999. SG&A of MC increased 7.4% from $2.2 million in 1998 to $2.3 million in 1999.

Restructuring charge. Restructuring charge relates primarily to the termination of the Vittadinis recorded in September 1998.

Asset impairment charge. Asset impairment charge relates to the writedown of goodwill associated with the AVE division recorded in September 1998.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, decreased 63.5% from $787 thousand in 1998 to $287 thousand in 1999. The decrease is attributed to the decline in licensing income and the sale of the AVE division described above. Licensing income is expected to decline significantly in future periods as the result of the sale of AVE.

Gain on sale of the Adrienne Vittadini Division. The gain on the sale of the Adrienne Vittadini division represents the pretax gain recognized on the sale of AVE described above.

Interest expense, net. Interest expense, net increased 5.4%, from $170 thousand in 1998 to $179 thousand in 1999, primarily as the result of higher average outstanding borrowings and higher interest rates being charged on the Company's bank credit facilities.

Income tax expense (benefit). Income tax benefit was $6.9 million in 1998 compared with $500 thousand income tax expense in 1999. The change is a result of the earnings before income taxes in 1999. The Company's effective income tax rates for the three months ended September 30, 1998 and 1999 were 34.3% and 33.5%, respectively. The change in the Company's effective tax rate is attributable to the effect of state taxes payable in certain jurisdictions.

Net earnings (loss). Net earnings (loss) changed from ($13.2) million in 1998 to $1.0 million in 1999 as a result of the aforementioned items.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales. Net sales decreased 19.4%, from $56.4 million in 1998 to $45.4 million in 1999. The decrease is attributable to a decline in sales at the AVE and Flapdoodles divisions. The sales declines were offset to some extent by higher sales at the MC division. Net sales of AVE declined 45.0% from $14.6 million in 1998 to $8.0 million in 1999. Net sales of Flapdoodles declined 33.9% from $23.4 million in 1998 to $15.5 million in 1999. Net sales of MC increased 19.6% from $18.3 million in 1998 to $21.9 million in 1999. The decline in sales at the Flapdoodles division was principally the result of lower sales to department stores as the result of management's decision to no longer sell to certain low margin accounts. MC's sales improved due to new customers and increased distribution.

Gross profit. Gross profit decreased 29.2%, from $15.2 million in 1998 to $10.8 million in 1999 as a result of lower sales. As a percentage of net sales, gross profit decreased from 27.1% in 1998 to 23.8% in 1999. The decline in the gross profit percentage for the 1999 nine months was attributable primarily to the impact that certain fixed costs, associated with design and production, had on lower sales volume.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 21.6%, from $19.6 million in 1998 to $15.4 million in 1999. As a percentage of net sales, SG&A expenses decreased from 34.8% in 1998 to 33.8% in 1999. The decrease in dollar amount and as a percentage of net sales is primarily attributable to the Company's ongoing efforts to control operating expenses. SG&A of AVE declined 57.5% from $7.8 million in 1998 to $3.3 million in 1999. SG&A of Flapdoodles declined 2.7% from $6.1 million in 1998 to $6.0 million in 1999. SG&A of MC increased 7.8% from $5.6 million in 1998 to $6.1 million in 1999.

Restructuring charge. Restructuring charge relates primarily to the termination of the Vittadinis recorded in September 1998.

Asset impairment charge. Asset impairment charge relates to the writedown of goodwill associated with the AVE division recorded in September 1998.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, decreased 31.6% from $1.7 million in 1998 to $1.1 million in 1999. The decrease is attributed to the decline in licensing income and the sale of the AVE division described above. Licensing income is expected to decline significantly in future periods as the result of the sale of AVE.

Gain on sale of the Adrienne Vittadini Division. The gain on the sale of the Adrienne Vittadini division represents the pretax gain recognized on the sale of AVE described above.

Interest expense, net. Interest expense, net increased 24.4% from $490 thousand in 1998 to $610 thousand in 1999, primarily as the result of higher average outstanding borrowings and higher interest rates being charged on the Company's bank line facilities.

Income tax expense (benefit). Income tax benefit decreased from $7.9 million in 1998 to $1.1 million 1999. The Company's effective income tax rates for the nine months ended September 30, 1998 and 1999 were 33.5% for both periods.

Net earnings (loss). Net loss decreased from $15.6 million in 1998 to $2.3 million in 1999 as a result of the aforementioned items.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has line of credit facilities with two banks, aggregating $11.0 million, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the arrangements are secured by certain of the Company's assets and bear interest at the banks' prime rates plus 0.25% to 1.0%. The arrangements expire on December 31, 1999. As of September 30, 1999, $5.7 million of borrowings, bearing interest at an average rate of 8.88%, and $3.4 million of commercial letters of credit were outstanding under the credit facilities.

During 1999, the Company has planned capital expenditures of approximately $500 thousand, primarily to upgrade computer systems and open new outlet stores. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facilities. Capital expenditures during the nine months ended September 30, 1999 were approximately $261 thousand.

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

Information Systems - The Company maintains information systems at each of its operating divisions. Information systems at all the Company's divisions have been remediated, tested and have been determined by management to be Year 2000 compliant.

Non-Information Systems - The Company has completed its assessment of the Year 2000 issue with respect to critical non-information systems.

Customer and Supplier Systems - The Company has had informal discussions with major customers and suppliers with respect to the Year 2000 issue. The Company currently has limited electronic interfaces with customers and vendors and, accordingly, is focused on its customers and vendors abilities to operate following January 1, 2000. The Company intends to make formal inquiries of its key customers and suppliers during 1999 to complete this assessment and establish contingency plans as necessary.

Costs Related to the Year 2000 Issue - To date the Company has incurred less than $82.0 thousand to remediate its Year 2000 information systems issues. Costs, if any, to remediate the non-information systems are not expected to be material.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of September 30, 1999, the Company's floating rate debt is based on prime rate. The fair market value of the Company's bank debt approximates its fair value. If the Company's interest rates changed by 100 basis points during the three months and nine months ended September 30, 1999, interest expense would have changed by approximately $25 thousand and $75 thousand, respectively.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in US dollars and the Company's investment in its foreign subsidiary was $140 thousand at September 30, 1999.


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

ITEM 1:  LEGAL PROCEEDINGS

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders' held on May 14, 1999:

          1. ELECTION OF DIRECTORS:                                FOR              WITHHELD
                                                                   ---              --------
              Michael H. Lerner                               6,260,864           13,366

              Christine M. Carlucci                           6,260,864            8,915

              Brett J. Meyer                                  6,265,315           13,366

              Marc Ham                                        6,260,864           13,366

              Lawrence D. Glaubinger                          6,260,864           13,366

              G. Michael Dees                                 6,260,864           13,366

              Barry S. Rosenstein                             6,260,864           13,366

              Robert Davidoff                                 6,260,864           13,366

              David W. Zalaznick                              6,260,864           13,366

              S. E. Melvin Hecht                              6,260,864           13,366

              Zachary Solomon                                 6,260,864           13,366

                  2. Ratification of the appointment of KPMG LLP as the
                     independent public accountants of the company for the year ending December 31, 1999.

                        For                               Against                            Abstain
                        ---                               -------                            -------
                     6,270,330                              1,900                             2,000

                  3. In their discretion, the proxies are authorized to vote such other matters as may properly come before this annual meeting of shareholders.

                        For                               Against                            Abstain
                        ---                               -------                            -------
                     6,122,696                            141,734                             9,800

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.       Financial Data Schedule

Exhibit 28.       Press release dated November 4, 1999

Reports on Form 8-K - On September 17, 1999, the Company filed Form 8-K dated September 3, 1999 providing pro forma financial information required with respect to the sale of the assets of its Adrienne Vittadini Division.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  November 12, 1999               /s/  S. E. Melvin Hecht
       -----------------               ----------------------------------------
                                       S. E. Melvin Hecht
                                       Vice Chairman,
                                       Chief Financial Officer and Treasurer