Form 10-K405
period 1999-12-31
MARISA CHRISTINA INC
filed 2000-03-31
CIK 923149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
     ____________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X

As of March 24, 2000, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $6.5 million based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 24, 2000. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.


            Class                             Outstanding at March 24, 2000
            -----                             -----------------------------
Common stock, par value $0.01 per share       7,765,769 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                                                                 PAGE

Part I

Item 1.  Business...........................................................     1

Item 2.  Properties.........................................................     6

Item 3.  Legal Proceedings..................................................     7

Item 4.  Submission of Matters to a Vote of Security Holders................     7

    --   Executive Officers of Registrant...................................     7

Part II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters........................................     9

Item 6.  Selected Financial Data............................................    10

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................    11

Item 7a. Quantitative and Qualitative Disclosure about Market Risk..........    16

Item 8.  Consolidated Financial Statements and Supplementary Data...........    17

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................    37

Part III

Item 10. Directors and Executive Officers of Registrant.....................    37

Item 11. Executive Compensation.............................................    37

Item 12. Security Ownership of Certain Beneficial Owners and Management.....    37

Item 13. Certain Relationships and Related Transactions.....................    37

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...    38

PART I

ITEM 1.  BUSINESS

OVERVIEW

Marisa Christina, Incorporated (the "Company") designs, manufactures, sources and markets a broad line of high quality clothing for women primarily under the Marisa Christina(TM) label and for children under the Flapdoodles(TM) label.

Founded in 1971, the Company had several ownership changes prior to its public offering in 1994. The Company acquired Flapdoodles, Inc. in 1993 and Adrienne Vittadini Enterprises, Inc. in 1996. In September 1999, the Company disposed of substantially all the assets, property and rights of Adrienne Vittadini Enterprises, Inc.

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

Marisa Christina offers four "lines" per year. Each offering covers various seasons, i.e., fall, holiday, resort and spring. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each line consists of approximately 150 different styles organized into twelve to eighteen groupings. These are marketed under three primary labels: Marisa Christina, Mary Jane Marcasiano and Christina Rotelli. In addition, the Company offers large sizes, as well as private label and exclusive merchandise under various labels. Exclusive and private label merchandise is becoming a more important factor in Marisa Christina's overall offerings.

In each selling season, Marisa Christina also offers a selection of complementary blouses, skirts, pants and jackets, which when combined with sweaters, creates complete outfits. The Company estimates that approximately 90% of Marisa Christina customers order complementary pieces, and it is Marisa Christina's policy to ship these orders as a group so that it can create a single, unified display of merchandise. In addition, certain designs and colors are designated as exclusive merchandise for customers seeking to differentiate themselves from other retailers by creating broad identity and signature looks.

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

Marisa Christina has a staff of seven designers and merchandisers located in New York City and seven merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for certain labels and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers with expertise in the new product area. Designers are selected on their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology.

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

Flapdoodles' merchandising and design staff of ten people creates all Flapdoodles products. The design team is responsible for all aspects of product development, including fabric research and sourcing, textile and print design, color selection and body and silhouette styling. Flapdoodles selects designers who have the ability to understand and interpret the Flapdoodles concept and a strong appreciation for consumer preferences and market factors. In addition to regularly soliciting feedback from the sales and customer service departments regarding customer and consumer preferences, Flapdoodles designers also stay abreast of fashion and market trends by attending trade shows or subscribing to periodicals and fashion and color forecasting services. This information is then synthesized and incorporated into designs that maintain the unique style of Flapdoodles products.

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

Marisa Christina separately negotiates with suppliers for the purchase of all raw materials required for use by its United States contractors, in accordance with its specifications and based on orders taken for the upcoming season. Raw materials required for use by Marisa Christina's foreign-based contractors are procured by the contractors in accordance with Marisa Christina's specifications. Approximately one-third of the garments in the Marisa Christina product line consist of sweaters that have been knit in The People's Republic of China. Turkey is also a significant source of supply to Marisa Christina.

The Company's operations with respect to Marisa Christina products may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternate sources of production can be found.

Flapdoodles separately negotiates with suppliers for the purchase of required raw materials, in accordance with its specifications. The majority of its products are manufactured in the United States.

Management of the Company believes raw materials to be readily available and can be provided from a number of alternative suppliers.

SALES AND MARKETING

Marisa Christina has a direct sales force of eight full-time salespersons located in the New York showroom who are compensated on a salaried basis. The direct sales force is responsible for Marisa Christina's large department store and specialty store chain accounts. Marisa Christina also utilizes independent sales representatives who market Marisa Christina products to independent specialty stores and boutiques and are compensated on a commission basis. In some cases, these representatives also market products of other non-competing apparel companies that have been approved by the Company. In addition, Marisa Christina has arrangements with independent distributors in Mexico and Canada that sell to various accounts outside the United States on a royalty basis and a licensing arrangement in Japan.

Flapdoodles maintains seven corporate sales offices and showrooms in the following markets: New York, Boston, Atlanta, Charlotte, Dallas, Los Angeles and Chicago. In addition to the nine salespeople who staff the showrooms, five account representatives located at its corporate headquarters in Newark, Delaware provide sales and customer service support. Sales to customers are accomplished at either showrooms, national or regional trade shows or market weeks. All sales persons are compensated on a salaried basis with additional bonus compensation based on performance. Flapdoodles also sells to accounts in Japan through an exclusive distributor. In order to promote its products, Flapdoodles uses national trade magazine advertising, in-store posters, gifts-with-purchases and marketing events such as "Flapdoodles Days" and fashion shows. Flapdoodles also operates thirteen outlet stores.

TRADEMARKS

The Company owns all rights, title and interest in the Marisa Christina and Flapdoodles trademarks. Marisa Christina's trademarks are registered in the U.S. Patent and Trademark Office and also in the following countries: Australia, Canada, Dominican Republic, Israel, Italy, Japan, Switzerland and Mexico. Flapdoodles' trademarks are registered in the U.S., Canada and Japan.

The Company diligently and vigorously protects its original designs against infringement.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Back-to-School and Fall collections, the Company's largest selling seasons and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, are shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in the other selling seasons. In 1999, net sales of the Company's products were $14.3 million in the first quarter, $10.7 million in the second quarter, $20.4 million in the third quarter and $17.1 million in the fourth quarter. Net sales in 1999 included sales of AVE, which was sold in September 1999, of $2.6 million in the first quarter, $2.3 million in the second quarter and $3.1 million in the third quarter.

CUSTOMERS

The Company's products are sold in approximately 4,700 individual stores by over 2,500 retailers. Approximately 37.4% of the Company's 1999 net sales consisted of sales to specialty stores and special store chains, including Talbots and Irresistibles and 47.1% consisted of sales to department stores, including Dillards, Federated Department Stores, Saks Incorporated, Proffitts and Neiman Marcus. The balance was sold internationally to catalog merchandisers and domestically through thirteen outlet store locations. In 1999, Sam's Club, Dillards and Saks Incorporated accounted for approximately 14.4%, 10.0%, and 6.2%, respectively, of the Company's net sales and were the only customers that accounted for more than 5% of the Company's net sales.

BACKLOG ORDERS

At February 29, 2000, the Company had unfilled customer orders of approximately $17.7 million compared with $9.9 million at February 28, 1999, excluding AVE. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping of orders to the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections and returns of orders do not materially reduce the amount of sales realized from its backlog.

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

EMPLOYEES

As of December 31, 1999, the Company employed approximately 303 people, including 6 executives, 116 persons in sales, retail, marketing and advertising, 17 persons in design and merchandising, 36 persons in administration, 48 persons in quality control and finishing and 80 persons in production. The Company hires temporary workers during peak production and distribution periods. All other employees are nonunion and management believes its relations with all employees are good.

ITEM 2.  PROPERTIES

The Company's principal executive offices, and the offices of Marisa Christina, are located at 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601. Flapdoodles' principal executive offices are located at 725 Dawson Drive, Newark, Delaware 19713. As of December 31, 1999, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:


                                                                       Approximate
Location                    Function                                   Square Footage

North Bergen, New Jersey    Marisa Christina executive offices               8,000

New York, New York          Marisa Christina showroom and design            16,000
                            offices

Hong Kong                   Marisa Christina production and quality
                            control offices                                  2,300

Newark, Delaware            Flapdoodles corporate headquarters,
                            distribution center and dyehouse                67,000

Newark, Delaware            Flapdoodles cutting and storage                 27,000


In addition, Flapdoodles leases seven showrooms of approximately 250 to 2,700 square feet each in the following locations: New York, New York; Los Angeles, California; Boston, Massachusetts; Dallas, Texas; Chicago, Illinois; Atlanta, Georgia; and Charlotte, North Carolina. At December 31, 1999, Flapdoodles operated thirteen outlet stores totaling approximately 24,000 square feet located in Woodbury, New York; Lancaster, Pennsylvania; Destin, Florida; Gilroy, California; Orlando, Florida; Dillon, Colorado; Clinton, Connecticut; Dawsonville, Georgia; Riverhead, New York; Wrentham, Massachusetts; Flemington, New Jersey; Camarillo, California and Potomac Mills, Virginia. Each store is approximately 2,000 square feet.

Marisa Christina has outsourced their receiving, warehousing and shipping functions to a third party adjacent to its North Bergen facility. Under the outsourcing agreement the Company pays a fixed handling charge per unit with no minimum rent. Flapdoodles leases its corporate headquarters, distribution center and dyehouse located in Newark, Delaware, from Mr. Marc Ham and Ms. Carole Bieber, officers of the Company. The Company believes that the terms contained in the lease are at least as favorable as could be obtained in an arm's-length transaction from an independent third party.

The Company believes that its existing facilities are well maintained, in good operating condition and that its existing facilities will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999 covered by this report.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth the names of the principal executive officers of Marisa Christina, Incorporated, their positions with Marisa Christina, Incorporated, and their principal business experience for the last five years.


    Name                   Age                 Position

Michael H. Lerner           55                 Chairman of the Board of
                                                 Directors, Chief Executive
                                                 Officer and President

Marc Ham                    37                 President of Flapdoodles and Vice
                                                 Chairman of the Board of
                                                 Directors

G. Michael Dees             46                 President of Marisa Christina
                                                 Apparel and Director

Carole Bieber               45                 Executive Vice-President and
                                               Design Director of Flapdoodles

Christine M. Carlucci       42                 Executive Vice-President of
                                               Administration and Operations,
                                               Secretary and Director

S. E. Melvin Hecht          65                 Vice Chairman of the Board of
                                               Directors, Chief Financial
                                               Officer and Treasurer


Michael H. Lerner joined Marisa Christina in August 1986, and has served as Chief Executive Officer, President and Chairman since that time. Prior to joining Marisa Christina, Mr. Lerner was President of TFM Industries, Inc. ("TFM"), a maker of moderate priced sportswear. He is also a director of Apparel Ventures, Inc. an affiliate of The Jordan Company as well as a director of Educational Housing Services, Inc.

Marc Ham joined Marisa Christina as a Director in July 1993 and as Vice Chairman in 1997 in connection with the Flapdoodles acquisition and serves as President of Flapdoodles. Mr. Ham, together with Ms. Bieber, co-founded Flapdoodles in 1985 and has served as its president since that time.

G. Michael Dees joined Marisa Christina in September 1986 and has served as a Director of the Company and Executive Vice-President of Design and Merchandising of Marisa Christina since that time. In April 1999, he was named President of Marisa Christina Apparel. Prior to joining Marisa Christina, Mr. Dees was Divisional Merchandise Manager of ladies' sportswear for Belk Stores, Inc. Mr. Dees also serves as Vice-President for the Board of Directors for Miracle House, a New York nonprofit charity.

Carole Bieber joined Marisa Christina in July 1993 in connection with the Flapdoodles Acquisition and serves as Executive Vice-President and Design Director of Flapdoodles. Ms. Bieber co-founded Flapdoodles in 1985 and has served as its Executive Vice-President and Design Director since that time.

Christine M. Carlucci joined Marisa Christina in September 1986 and served as a Vice-President and Chief Financial Officer until December 1993, served as the Vice-President of Administration and Operations and has served as Executive Vice-President since April 1999 and is the Secretary and a Director of the Company. Prior to joining Marisa Christina, Ms. Carlucci was an associate of Mr. Lerner at TFM.

S.E. Melvin Hecht, C.P.A., joined Marisa Christina in December 1993, and has served as Chief Financial Officer and Treasurer since that time. In April 1999, he was also named Vice Chairman of the Board of Directors. From 1978 until 1991, Mr. Hecht was a partner at Hertz, Herson & Company, certified public accountants and, since 1991, has served as a financial consultant to various companies. Prior to 1978, Mr. Hecht was an Executive Office partner at Touche Ross & Co., a predecessor company to Deloitte & Touche, LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol ("MRSA"). The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 1999. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 1998
                                          ------------------
                                           HIGH       LOW
QUARTER
---------                                 --------   -------

First                                       6-3/8          4

Second                                          5     2-1/16

Third                                       3-1/2      11/16

Fourth                                      2-1/8        7/8



                                                1999
                                          ------------------

QUARTER                                    HIGH       LOW
---------                                 --------   -------

First                                           2     1-1/8

Second                                      1-7/8       1/2

Third                                       13/16     9/16

Fourth
                                           2-5/16    1-7/16


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

The number of shareholders of record of the Company's Common Stock as of March 24, 2000, was 63. The Company believes there are approximately 600 beneficial holders of the Company's Common Stock.

On December 14, 1994, the Company announced an open market purchase program for its Common Stock. The Company has purchased 821,000 shares of Common Stock pursuant to this program.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                  1995            1996         1997           1998             1999
                                                ------         -------      -----------  ---------         --------

Net sales (1)                                    $86,763      $115,537     $ 91,400       $ 74,607         $ 62,508
Gross profit                                      34,694        39,952       20,164         19,230           15,788
Selling, general and
 administrative expenses                          19,474        29,468       30,002         24,953           20,036

Restructuring charges                             --              --          1,263          3,750             --

Asset impairment charge                           --              --           --           16,525             --

Operating earnings (loss)                         15,220        10,484      (11,101)       (25,998)          (4,248)

Earnings (loss) before income
 tax expense (benefit)                            16,634        11,920       (8,980)       (24,535)          (3,128)
Income tax expense (benefit)                       6,486         4,543       (2,988)        (8,227)           5,151
Net earnings (loss)                               10,148         7,377       (5,992)       (16,308)          (8,279)

Comprehensive income (loss)                       10,148         7,377       (6,067)       (16,307)          (8,279)

Per share amounts:
    Basic earnings (loss) per share                 1.20          0.87        (0.72)         (2.03)           (1.07)
    Diluted earnings (loss) per
    share                                           1.20          0.86        (0.72)         (2.03)           (1.07)
Weighted average shares outstanding
    Basic                                          8,434         8,494        8,369          8,053            7,766
    Diluted                                        8,461         8,552        8,369          8,053            7,766




                                                       DECEMBER 31,
                             -------------------------------------------------------------
                              1995          1996          1997        1998          1999
                            ------       -------       --------     ---------      --------

Working capital            $35,788       $17,626       $11,941       $ 8,912        $13,235
Total
assets                      54,009        66,200        65,197        44,429         30,532
Stockholders' equity
                            46,223        54,215        47,195        30,163         21,884


(1) Net sales for the years ended December 31, 1996, 1997, 1998 and 1999 include net sales of $39.2 million, $29.9 million, $19.7 million and $8.0 million, respectively, from the Company's Adrienne Vittadini Division, which the Company sold in September 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

In order to reverse the trend of declining sales and profits the Company has undertaken a number of initiatives over the past three years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. Results for 1999, while still not profitable, were improved over those for 1997 and 1998, excluding the impact of restructuring and asset impairment charges in those years. In 1999 Marisa Christina Division (MC) showed improvements over 1998 in net sales and operating earnings while Flapdoodles was impacted by lower sales and customer demand.

In September 1999, the Company completed the sale of substantially all of the assets, properties and rights of AVE to de V & P, Inc. for $10.4 million in cash and the assignment of certain liabilities of AVE. Cash proceeds of $9.0 million net of transaction and related costs were used by the Company to pay down borrowings under its bank credit facility. The Company recognized a pre-tax gain of approximately $646.0 thousand on the sale. AVE contributed approximately $2.2 million of the Company's $4.2 million operating loss in 1999.

Management believes that the Company's prospects for profitability are better in 2000 due to the improving results of MC and the disposition of AVE. In addition, management is taking steps to improve margins and reduce operating costs at Flapdoodles in order to position this division to return to profitability. Failure to achieve profitability could negatively impact the recoverability or the carrying value of assets, including goodwill.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the years ended December 31, 1997, 1998 and 1999.



                                                    1997       1998       1999

Net sales                                           100.0  %  100.0  %  100.0  %
                                                    -------   -------  -------
Gross profit                                         22.1      25.7      25.3
Selling, general and administrative expenses         32.8      33.4      32.1
Restructuring charges                                 1.4       5.0        --
Asset impairment charge                                --      22.1        --

                                                    -------   -------  -------
           Operating loss                           (12.1)    (34.8)     (6.8)

Other income, net                                     2.8       2.9       2.0
Gain on the sale of AVE                                --        --       1.0
Interest expense, net                               ( 0.5)    ( 0.9)     (1.2)
Income tax expense (benefit)                        ( 3.2)    (11.0)      8.2
                                                    -------   -------   -------
           Net loss                                 ( 6.6) %  (21.8) %  (13.2) %
                                                    =======   =======   =======

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Net sales. Net sales decreased 16.2%, from $74.6 million in 1998 to $62.5 million in 1999. Higher sales at MC were offset by declines in sales at Flapdoodles and AVE, prior to its disposition. Net sales of MC increased 35.7% from $25.4 million in 1998 to $34.5 million in 1999. Net sales of Flapdoodles declined 32.2% from $29.5 million in 1998 to $20.0 million in 1999. Net sales of AVE declined 59.2% from $19.7 million in 1998 to $8.0 million in 1999. Excluding net sales of AVE, net sales were virtually unchanged from 1998 to 1999.

MC's sales improved due to new customers and increased distribution. The decline in sales at Flapdoodles was principally the result of lower sales to department stores as a result of management's decision to no longer sell to certain low margin accounts.

Gross profit. Gross profit decreased 17.9%, from $19.2 million in 1998 to $15.8 million in 1999 primarily as a result of lower sales. As a percentage of net sales, gross profit decreased from 25.7% in 1998 to 25.3% in 1999. The decline in the gross profit percentage was attributable primarily to the impact that certain fixed costs, associated with design and production, had on lower sales volume. Gross profit of MC and Flapdoodle's for 1999 was $14.7 million in the aggregate or 26.9% of their combined net sales.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 19.7%, from $25.0 million in 1998 to $20.0 million in 1999. As a percentage of net sales of the Company, SG&A expenses decreased from 33.4% in 1998 to 32.1% in 1999. The decrease in dollar amount is attributable to the disposition of AVE offset by higher variable expense at MC related to the higher sales volume. SG&A of MC was $7.8 million in 1998 and $8.6 million in 1999. SG&A of AVE was $9.1 million in 1998 and $3.3 million in 1999. SG&A of Flapdoodles was $8.1 million in 1998 and 1999.

Restructuring and asset impairment charges. In 1998, the Company entered into an agreement (the "Termination Agreement") to terminate the employment contracts of Adrienne and Gianluigi Vittadini (the "Vittadinis"), the chairman and vice chairman, respectively, of AVE. As a result of the Termination Agreement and the operating results of AVE, the Company recognized a restructuring charge of approximately $3.8 million and an asset impairment charge with respect to goodwill of approximately $16.5 million in the consolidated statement of operations in 1998.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, decreased 42.8% from $2.1 million in 1998 to $1.2 million in 1999. The decrease is attributed to the decline in licensing income and the sale of AVE, which contributed $1.0 million of the licensing income in 1999. Licensing income is expected to decline significantly in future periods as the result of the sale of AVE.

Gain on the sale of AVE. Gain on the sale of AVE represents the pretax gain recognized on the disposition of AVE described above.

Interest expense, net. Interest expense, net increased 10.3% from $682.6 thousand in 1998 to $753.0 thousand in 1999, primarily as the result of higher average outstanding borrowings and higher interest rates being charged on the Company's bank line facility.

Income tax expense (benefit). In 1999 the Company had income tax expense of $5.2 million compared with income tax benefit of $8.2 million in 1998. In computing taxes for 1998 and 1999, management increased tax valuation allowances by $1.4 million and $6.1 million, respectively. The 1999 valuation allowance adjustment was recorded during the fourth quarter. At December 31, 1999, the Company has net deferred tax assets of $8.6 million before a valuation allowance of $6.1 million. The Company's deferred tax assets relate principally to net operating loss generated during the past three years by the Adrienne Vittadini division. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible and net operating loss carryforwards are available for use. The Company has approximatey twenty years to realize the majority of its deferred tax assets.

Net loss. Net loss decreased from $16.3 million in 1998 to $8.3 million in 1999 as a result of the aforementioned items. On a pro-forma basis, assuming the sale of AVE had occurred on January 1, 1999, the Company's net loss and loss per share in 1999 would have been $1.2 million and $0.16, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

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

Selling, general and administrative expenses. SG&A decreased 16.8%, from $30.0 million in 1997 to $25.0 million in 1998. As a percentage of net sales of the Company, selling, general and administrative expenses increased from 32.8% in 1997 to 33.4% in 1998, as a result of the lower sales volume. The decrease in dollar amount is attributable to variable expenses related to lower sales volume and also to the Company's ongoing efforts to control operating expenses as described above.

Restructuring charges. Restructuring charges relate primarily to the termination of the Vittadinis described above.

Asset impairment charge. Asset impairment charge in 1998 related to the writedown of goodwill associated with AVE described above.

Other income, net. Other income, net consists of royalty, licensing and copyright infringement income. The amount has declined as a result of lower sales by AVE licensees.

Interest expense, net. Interest expense, net increased 66.4% from $410.2 thousand in 1997 to $682.6 thousand in 1998, primarily as the result of higher average outstanding borrowings and higher interest rates being charged.

Income tax benefit. Income tax benefit increased from $3.0 million in 1997 to $8.2 million in 1998 as the result of the loss incurred in 1998. The Company's effective income tax rates for 1997 and 1998 were 33.3% and 33.5%, respectively. In computing taxes for 1997 and 1998, management provided valuation allowances principally related to state net operating losses of MC and AVE.

Net loss. Net loss increased from $6.0 million in 1997 to net loss of $16.3 million in 1998 as a result of the aforementioned items.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $10.0 million line of credit facility with a bank, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets and bear interest at the bank's prime rate plus 1.0%. The arrangement expires on June 30, 2000. As of December 31, 1999, $4.5 million of borrowings, bearing interest at 9.5% and $1.6 million of commercial letters of credit were outstanding under the credit facility. Available borrowings at December 31, 1999 were $3.9 million. The Company expects to have sufficient bank financing to meet its working capital needs throughout 2000.

During 1999, the Company had capital expenditures of approximately $272.0 thousand, primarily to upgrade computer systems and furnish a new outlet store. Capital expenditures for 2000 are expected to be $350.0 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facility.

The Company believes that funds generated by operations, if any, and the expected renegotiated line of credit facility will provide financial resources sufficient to meet all of its working capital and letter of credit requirements for at least the next 12 months.

CHANGES IN ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 during 2001, in accordance with the pronouncement, and currently does not believe the impact, if any, will be material on its consolidated financial statements.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of December 31, 1999, the Company's floating rate debt is based on prime rate. The fair market value of the Company's bank debt approximates its fair value. If the Company's interest rates changed by 100 basis points during the year ended December 31, 1999, interest expense would have changed by approximately $72.0 thousand.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in US dollars and the Company's investment in its foreign subsidiary was $140.0 thousand at December 31, 1999.

FORWARD-LOOKING INFORMATION

Except for historical information contained herein, the statements in this form are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the success of future advertising and marketing programs, the receipt and timing of future customer orders, maintaining sufficient working capital financing, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins. Those and other risks are described in the Company's filings with the Securities and Exchange Commission (SEC), copies of which are available from the SEC or may be obtained upon request from the Company.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report                                                18

Consolidated Financial Statements:

   Consolidated Balance Sheets - December 31, 1998 and 1999                 19

   Consolidated Statements of Operations and Comprehensive Loss -
      Years ended December 31, 1997, 1998 and 1999                          20

   Consolidated Statements of Stockholders' Equity  -
      Years ended December 31, 1997, 1998 and 1999                          21

   Consolidated Statements of Cash Flows -
      Years ended December 31, 1997, 1998 and 1999                          22

Notes to Consolidated Financial Statements                                  24


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

New York, New York
February 29, 2000

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1999



                                                                            1998                         1999
                                                                          ----------                  ----------
Assets
Current assets:
    Cash and cash equivalents                                            $  981,329                   $  346,006
    Accounts receivable, less allowance for
      doubtful accounts of  $379,581 in 1998
          and $253,264 in 1999                                            8,694,364                    8,624,566
    Inventories                                                           8,600,980                   10,522,363
    Income taxes recoverable                                              2,955,492                       11,853
    Prepaid expenses and other current assets                             1,945,826                    2,377,735
                                                                         ----------                   ----------
         Total current assets                                            23,177,991                   21,882,523

Property and equipment, net                                               2,726,150                    2,018,232
Goodwill, less accumulated amortization of
     $4,707,325 in 1998 and $2,938,740 in 1999                           13,177,435                    6,275,331
Other assets                                                                487,596                      355,614
Deferred tax assets                                                       4,859,392                           --
                                                                        -----------                  -----------
         Total assets                                                   $44,428,564                  $30,531,700
                                                                        ===========                  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loans payable to banks                                               $9,850,000                   $4,500,000
    Accounts payable                                                      3,204,799                    3,075,394
    Accrued expenses and other current liabilities                        1,210,918                    1,072,339
                                                                          ----------                  ----------
         Total current liabilities                                       14,265,717                    8,647,733
                                                                          ----------                  ----------

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized, none issued                                                    --                           --
    Common stock, $.01 par value; 15,000,000 shares
      authorized, 8,586,769 shares issued in 1998 and                        85,868                       85,868
    Additional paid-in capital                                           31,653,186                   31,653,186
    Accumulated other comprehensive loss                                    (57,000)                     (56,600)
    Retained earnings (deficit)                                           2,113,228                   (6,166,052)
    Treasury stock, 821,000 common shares
      in 1998 and 1999, at cost                                          (3,632,435)                  (3,632,435)
                                                                          ----------                  ----------
         Total stockholders' equity                                      30,162,847                   21,883,967

Commitments (notes 8 and 10)
                                                                       ------------                  -----------
         Total liabilities and stockholders' equity                    $ 44,428,564                  $30,531,700
                                                                       ============                  ===========

See accompanying notes to consolidated financial statements.

                    MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

             Consolidated Statements of Operations and Comprehensive Loss

                     Years ended December 31, 1997, 1998 and 1999



                                                         1997                  1998                1999
                                                      ------------          -----------         ------------
Net sales                                           $  91,400,058         $ 74,607,115          $ 62,507,833
Cost of good sold                                      71,235,897           55,377,000            46,719,629
                                                      ------------          -----------         ------------
           Gross profit                                20,164,161           19,230,115            15,788,204

Selling, general and administrative
    expenses                                           30,002,464           24,952,758            20,035,812
Restructuring charges                                   1,263,056            3,750,000                    --
Asset impairment charge                                        --           16,525,306                    --
                                                      ------------          -----------         ------------
           Operating loss                             (11,101,359)         (25,997,949)           (4,247,608)

Other income, net                                       2,532,033            2,145,481             1,226,739
Gain on the sale of the Adrienne                               --                   --               645,899
  Vittadini Division
Interest expense, net                                    (410,226)            (682,558)             (752,938)
                                                      ------------          -----------         ------------

           Loss before income tax expense (benefit)    (8,979,552)         (24,535,026)           (3,127,908)

Income tax expense (benefit)                           (2,987,528)          (8,226,807)            5,151,372
                                                      ------------          -----------         ------------
           Net loss                                    (5,992,024)         (16,308,219)           (8,279,280)

Other comprehensive income (loss), net
    of tax -- foreign currency translation
    adjustment                                            (74,536)                 924                   400
                                                      ------------          -----------         -------------
           Comprehensive loss                         $(6,066,560)        $(16,307,295)          $(8,278,880)
                                                      ============          ===========         =============
Basic and diluted net loss per common share           $      (.72)        $      (2.03)          $     (1.07)
                                                      ============          ===========         =============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1998 and 1999


                                                                                          ACCUMULATED
                                                                                            OTHER
                                                                           ADDITIONAL   COMPREHENSIVE
                                                  COMMON STOCK              PAID-IN        INCOME
                                                SHARES        AMOUNT        CAPITAL        (LOSS)
                                               ---------      -------      ----------     ----------

Balance at December 31, 1996                   8,586,769    $ 85,868     $ 31,653,186    $   16,612
Net loss for the year ended
         December 31, 1997                           --           --              --             --
Purchase of treasury stock, at cost                  --           --              --             --
Other comprehensive loss                             --           --              --     $  (74,536)
                                               ---------      -------      ----------     ----------
Balance at December 31, 1997                   8,586,769      85,868       31,653,186       (57,924)
Net loss for the year ended
         December 31, 1998                           --           --              --             --
Purchase of treasury stock, at cost                  --           --              --             --
Other comprehensive income                           --           --              --            924
                                               ---------      -------      ----------     ----------
Balance at December 31, 1998                   8,586,769      85,868       31,653,186       (57,000)
Net loss for the year ended
         December 31, 1999                           --           --              --             --
Other comprehensive income                           --           --              --            400
                                               ---------      -------      ----------     ----------
Balance at December 31, 1999                   8,586,769    $ 85,868     $ 31,653,186    $  (56,600)
                                               =========      =======      ==========     ==========





                                                    RETAINED
                                                    EARNINGS        TREASURY
                                                   (DEFICIT)          STOCK          TOTAL
                                                   -----------     ----------     -----------

Balance at December 31, 1996                     $ 24,413,471     $(1,954,350)    $54,214,787
Net loss for the year ended
         December 31, 1997                         (5,992,024)            --       (5,992,024)
Purchase of treasury stock, at cost                        --        (953,080)       (953,080)
Other comprehensive loss                                   --     $       --          (74,536)
                                                   -----------     ----------     -----------
Balance at December 31, 1997                       18,421,447      (2,907,430)     47,195,147
Net loss for the year ended
         December 31, 1998                       (16,308,219)           --        (16,308,219)
Purchase of treasury stock, at cost                        --        (725,005)       (725,005)
Other comprehensive income                                 --             --              924
                                                   -----------     ----------     -----------
Balance at December 31, 1998                        2,113,228      (3,632,435)     30,162,847
Net loss for the year ended
         December 31, 1999                         (8,279,280)            --       (8,279,280)
Other comprehensive income                                 --             --              400
                                                   -----------     ----------     -----------
Balance at December 31, 1999                      $(6,166,052)    $(3,632,435)    $21,883,967
                                                   ===========     ==========     ===========




See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999



                                                                    1997                1998                  1999
                                                                    ----                ----                  ----

Cash flows from operating activities:
    Net loss                                                      $(5,992,024)        $ (16,308,219)       $  (8,279,280)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                            2,613,355             2,324,568            1,314,379
           Gain on the sale of the Adrienne Vittadini
                  division                                                 --                    --             (645,899)
           Deferred income tax expense (benefit)                     (389,581)           (5,128,763)           5,038,344
           Restructuring charges                                           --               500,000                   --
           Asset impairment charge                                         --            16,525,306                   --
           Loss on property and equipment retirements                      --                    --               18,112
           Bad debt expense                                           353,660               369,779              211,324
           Changes in asset and liabilities, net of
           effects from the sale of the Adrienne Vittadini                 --                    --
                  division:
                    Accounts receivable                             5,482,100               110,459           (2,749,898)
                    Inventories                                    (1,909,162)            3,405,305           (2,695,383)
                    Income taxes recoverable                       (4,316,585)              698,441            2,943,639
                    Prepaid expenses and other current
                       assets                                         162,301             1,417,508             (300,405)
                    Other assets                                      (23,889)              789,223              131,982
                    Accounts payable                                1,939,795            (4,373,109)           1,480,234
                    Accrued expenses and other current
                       liabilities                                  1,476,803            (2,547,461)             150,463
                                                                  -----------          ------------        -------------
                  Net cash used in operating activities              (603,227)           (2,216,963)          (3,382,388)
                                                                  -----------          ------------        -------------

Cash flows from investing activities:
    Acquisitions of property and equipment                       (1,295,833)               (433,856)            (276,419)
    Proceeds from the sale of the Adrienne Vittadini
        division                                                          --                     --            8,373,484
    Other                                                          (184,801)                     --                   --
                                                                 -----------           ------------        -------------
                  Net cash provided by (used in) investing
                    activities                                    $(1,480,634)           $ (433,856)       $   8,097,065
                                                                 -----------           ------------        -------------

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999



                                                               1997                1998                  1999
                                                            -----------        --------------        -------------

Cash flows from financing activities:
    Borrowings (repayments) under bank
        credit facilities, net                          $    3,000,000      $      3,350,000      $    (5,350,000)
    Acquisition of treasury stock                             (953,080)             (725,005)                  --
                                                            -----------        --------------        -------------

         Net cash provided by (used in) financing
            activities                                        2,046,920             2,624,995           (5,350,000)
                                                            -----------        --------------        -------------
         Net decrease in cash and cash
                       equivalents                             (36,941)              (25,824)            (635,323)

Cash and cash equivalents at beginning of year               1,044,094             1,007,153              981,329
                                                            -----------       ---------------       --------------
Cash and cash equivalents at end of year                $    1,007,153      $        981,329      $       346,006
                                                            ===========        ==============        =============
Cash paid during the year for:
    Income taxes                                        $    1,718,638      $         64,384      $        61,778
                                                            ===========        ==============        =============
    Interest                                            $      451,650      $        688,994      $       765,790
                                                            ===========        ==============        =============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) DESCRIPTION OF BUSINESS

         Marisa Christina, Incorporated (the Company) designs, manufactures, sources and markets a broad line of high quality "better" clothing for women under the Marisa Christina(TM) label and for children under the Flapdoodles(TM) label.

         The Company incurred net losses of $2.1 million, $16.3 million and $6.0 million in 1999, 1998 and 1997, respectively. During 1999, the Company disposed of the Adrienne Vittadini division. Management believes that this disposition, together with other initiatives undertaken, will return the Company to profitable operations in 2000. Failure to achieve profitability could negatively impact the recoverability of the carrying value of assets, including goodwill and deferred taxes.

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

     (d) REVENUE AND RECEIVABLES

         Revenue is recognized when title transfers, which is generally when product is shipped to the customer. Allowances are provided for estimated uncollectible receivables and sales returns, based on historical experience and review of specific accounts.

     (e) INVENTORIES

         Inventories are stated at the lower of cost, by the first-in, first-out method, or market.

     (f) PROPERTY AND EQUIPMENT

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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999



     (g) GOODWILL

         Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. When circumstances warrant, the Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (h) LONG-LIVED ASSETS

         The recoverability of long-lived assets, other than goodwill, is assessed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by determining the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

     (j) ADVERTISING

         The Company expenses advertising as incurred. Advertising expense for 1997, 1998 and 1999 was $2.8 million, $1.1 million and $400.0 thousand, respectively.

     (k) NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding, which were 8,368,621, 8,053,120 and 7,765,769 for the years ended December 31, 1997, 1998 and 1999, respectively. The effect of stock options outstanding during 1997, 1998 and 1999 were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999




     (l) FOREIGN CURRENCY TRANSLATION

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

     (m) ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies the intrinsic value-based method of accounting for stock-based compensation to employees and directors.

     (n) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     (p) RECLASSIFICATIONS

         Certain amounts in 1997 and 1998 have been reclassified to conform to the presentation in 1999.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999




(2)  DISPOSITION OF THE ADRIENNE VITTADINI DIVISION

     On September 2, 1999, the Company completed the sale of substantially all the assets, properties and rights of its Adrienne Vittadini Division ("AVE") to de V & P, Inc. for $9.77 million in cash and the assumption of certain liabilities of AVE. Cash proceeds received at closing of $8.1 million, net of transaction and related costs, were used by the Company to pay down borrowings under its bank credit facility. A post-closing adjustment of approximately $920.0 thousand was also included in the sale price, for which approximately $650.0 thousand was reflected in prepaids and other current assets at December 31, 1999 and subsequently collected in 2000. The Company recognized a pre-tax gain of approximately $646.0 thousand on the sale.

     The aggregate sale price for the AVE assets sold is as follows:


Cash received                                                      $ 9,500,000
Amount due from the buyer                                              919,534
Liabilities assumed by the buyer                                     1,898,281
Transaction and related costs                                       (1,400,151)
                                                                    ----------
            Net purchase price                                    $ 10,917,664
                                                                    ==========



The pre-tax gain recognized by the Company based on asset values at September 1, 1999 is as follows:


Net purchase price                                                $  10,917,664
Less:
    Accounts receivable                                              (2,608,372)
    Inventories                                                       (774,000)
    Prepaid expenses and other current assets                         (335,443)
    Equipment and leasehold improvements                              (399,361)
    Goodwill                                                         (6,154,589)
                                                                     ----------
           Pre-tax gain                                           $     645,899
                                                                    ============

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999


Pro forma consolidated net sales, net loss and diluted loss per common share for the years ended December 31, 1998 and 1999, assuming the disposition had occurred on January 1, 1998, are as follows in thousands:


                                                             1998      1999
                                                           --------- ---------

Net sales                                                  $54,917   $ 54,469
Net loss                                                      (552)    (1,237)
Diluted loss per common share                                (0.07)     (0.16)
                                                           ========= =========







(3)  INVENTORIES

     Inventories at December 31, 1998 and 1999 consist of the following:

                                                  1998                1999
                                                  ----                ----
Piece goods                                  $  2,378,619       $   2,268,287
Work-in-process                                 1,001,196           1,353,743
Finished goods                                  5,221,165           6,900,333
                                                ---------           ---------
                                             $  8,600,980        $ 10,522,363
                                             ============        ============

     Based on management's assumptions and estimates relating to future operations, the Company has provided for slow moving inventory at December 31, 1998 and 1999. Actual results could differ from those estimates.


(4)  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at December 31, 1998 and 1999 consist of the following:

                                                      1998          1999
                                                    ----------    ----------

Prepaid expenses                                    $ 679,837       $383,005
Amount due from the sale of AVE                            --        651,569
Other receivables                                     687,037        943,161
Deferred tax assets                                   578,952        400,000
                                                    ----------    ---------
                                                   $1,945,826     $2,377,735
                                                    ==========    ==========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999



(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1999 consist of the following:

                                                           1998       1999
                                                         ---------  ----------

Machinery and equipment                                $ 2,190,556  $1,985,220
Furniture and fixtures                                   1,353,217     720,573
Leasehold improvements                                   1,290,481   1,073,486
Transportation equipment                                    82,307      82,307
                                                         ---------  ----------
           Total                                         4,916,561   3,861,586

Less accumulated depreciation and amortization           2,190,411   1,843,354
                                                         ---------  ----------
                                                       $ 2,726,150  $2,018,232
                                                         =========  ==========


(6)  LOANS PAYABLE TO BANKS

     The Company has a $10.0 million line of credit facility with a bank, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and accounts receivable, and bear interest at the bank's prime rate plus 1.0%. The arrangement expires on June 30, 2000.

     As of December 31, 1999, $4.5 million of borrowings, bearing interest at 9.5% and $1.6 million of commercial letters of credit were outstanding under the credit facility. Available borrowings at December 31, 1999 were $3.9 million. The Company expects to have sufficient bank financing to meet its working capital needs throughout 2000.


(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at December 31, 1998 and 1999 consist of the following:

                                                     1998         1999
                                                   ----------  ----------

 Accrued compensation                            $   291,122      465,576
 Restructuring costs                                  62,827           --
 Other accrued expenses                              856,969      606,763
                                                   ----------  ----------
                                                 $ 1,210,918   $1,072,339
                                                 ============  ==========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

(8)  RETIREMENT PLAN

     The Company sponsors a 401(k) profit sharing plan for the benefit of all eligible employees. Profit sharing expense charged to operations for the years ended December 31, 1997, 1998 and 1999 was $284.0 thousand, $184.0 thousand and $156.0 thousand, respectively.


(9)  LEASES

     The Company is committed under various noncancellable operating leases for office, showroom, design, warehouse and retail store space. The Company also leases an office, distribution center and dyehouse in Newark, Delaware from two officers of the Company. The leases expire on various dates through 2006. Future minimum lease payments under noncancellable operating leases as of December 31, 1999 are as follows:

                                                       OPERATING LEASES
                                                      -------------------
                                                      RELATED
                                                       PARTY         OTHER
                                                      --------      ---------
2000
                                                    $ 355,000      1,463,355
2001
                                                           --        979,913
2002
                                                           --        754,377
2003
                                                           --        453,717
2004
                                                           --        254,677
Thereafter
                                                           --         98,775
                                                      ========     ==========

                                                    $ 355,000      4,004,814
                                                    ==========     ==========








Total rent expense charged to operations was $3.0 million, $2.8 million and $2.9 million for the years ended December 31, 1997, 1998 and 1999, respectively.


(10) OTHER INCOME, NET

     Other income, net for the years ended December 31, 1997, 1998 and 1999 includes primarily royalty, commission and licensing income of $2.6 million, $2.1 million and $1.2 million, respectively.

               MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

(11) INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999 are as follows:


                                1997              1998             1999
                              ----------       ----------       -----------
Current:
    Federal                  $(2,804,577      $(3,153,436      $         --
    State and local              206,630           55,392           113,028
                              ----------       ----------       -----------
                              (2,597,947)      (3,098,044)          113,028
                              ----------       ----------       -----------
Deferred:
    Federal                     (321,450)      (5,131,818)        2,888,857
    State and local              (68,131)           3,055         2,149,487
                              ----------       ----------       ------------
                                (389,581)      (5,128,763)        5,038,344
                              ----------       ----------       ------------
                            $ (2,987,528)     $(8,226,807)      $ 5,151,372
                            ============      ===========       ===========



     The tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities that are included in the net deferred tax assets at December 31, 1998 and 1999 are as follows:

                                                            1998          1999
                                                          ----------    ----------

Deferred tax assets:
    Amortization of goodwill                            $ 4,889,273             --
    Uniform inventory capitalization                        133,367         96,601
    Accrued expenses and other assets and liabilities     1,278,985        434,001
    Federal and state net operating losses                1,334,211      8,651,989
                                                          ----------    ----------
                                                          7,635,836      9,182,591

Valuation allowance                                      (2,088,374)    (8,188,664)
                                                        ------------    ----------
                                                          5,547,462        993,927

Deferred tax liabilities:
    Amortization of goodwill                                     --       (344,457)
    Depreciation on property and equipment                 (109,118)      (249,470)
                                                          ----------    ----------
                                                           (109,118)      (593,927)

           Net deferred tax assets                      $ 5,438,344      $ 400,000
                                                          ==========    ==========


     At December 31, 1999, the Company had net operating loss carryforwards of approximately $19.0 million which expire in various amounts during 2017, 2018 and 2019.

               MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999


     The Company's deferred tax assets relate principally to net operating losses generated during the past three years by the Adrienne Vittadini division. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company has approximately twenty years to realize the majority of its deferred tax assets. Management believes that future taxable income of the Company will more likely than not be sufficient to realize the net deferred tax assets.

     A reconciliation of the provision for income taxes and the amounts computed by applying the Federal income tax rate of 34% to loss before income tax expense (benefit) is as follows for the years ended December 31, 1997, 1998 and 1999:

                                         1997              1998                 1999
                                   ------------        ------------         ------------

Income tax on loss before
   income tax benefit
   computed at statutory rate      $ (3,053,048)        $(8,341,909)        $(1,063,489)

State and local income tax, net
   of Federal income tax  benefit      (635,705)         (1,322,685)            (44,025)
Valuation allowance                     727,114           1,361,260           6,100,290
Other                                   (25,889)             76,527             158,596
                                    ------------        -------------       ------------
                                    $(2,987,528)       $ (8,226,807)        $ 5,151,372
                                    ============        =============       ============



(12) STOCK OPTION PLAN

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

     At December 31, 1999, there were 95,610 additional shares available for grant under the Plan. The per share weighted-average fair values of stock options granted during 1997, 1998 and 1999 were $3.42, $3.17 and $1.27, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 7.0% (6.6% in 1997 and 1998), expected volatility of 60% (64% in 1997 and 1998) and an expected life of 7 years.

               MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

     The Company applies APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1997 and 1999 net losses would have been increased and the 1998 net loss would have been reduced to the pro forma amounts indicated below:


                                            1997             1998              1999
                                          ----------      -----------       -----------
Net loss
               -  as reported           $ (5,992,024)    $(16,308,219)     $(8,279,280)
               -  pro forma               (6,378,000)    $(16,081,000)     $(8,375,431)

Basic and diluted net loss per common
share
               -  as reported           $     (.72)      $    (2.03)       $    (1.07)
               -  pro forma             $     (.76)      $    (2.00)       $    (1.08)

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

     Changes in options outstanding, options exercisable and shares reserved for issuance pursuant to stock options are as follows:


                                                            WEIGHTED
                                                            AVERAGE
                                                              PER
                                                              SHARE    NUMBER OF
                                                              PRICE     SHARES
                                                             -------  ----------

 December 31, 1996                                          $ 14.12     699,650
    Granted                                                   5.00       66,350
    Forfeited                                                 13.07     (63,870)
                                                                      ----------
 December 31, 1997                                            13.35     702,130
    Granted                                                    5.00     100,000
    Forfeited                                                 14.36    (259,580)
                                                                      ----------
 December 31, 1998                                             5.00     542,550
    Granted                                                    1.90     405,000
    Forfeited                                                  4.70    (148,250)
                                                                      ----------
 December 31, 1999                                          $  2.86     799,300
                                                                      ==========
 Options exercisable:
     December 31, 1997                                      $ 13.83     412,638
     December 31, 1998                                         5.00     350,912
     December 31, 1999                                         3.97     372,920


               MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999




     At December 31, 1999, the number of outstanding options, having an exercise price of $1.88, and the weighted-average remaining contractual life of such outstanding options were 159,300 options and 6.5 years; 70,000 options and 7.5 years and 320,000 options and 9.5 years. Options to purchase 250,000 shares at $5.00 per share have no expiration date. In May 1998, the Company repriced 408,500 options at $5.00 and in October
     1999 repriced 229,300 options at $1.88.


(13) RESTRUCTURING CHARGES

     In 1998, the Company entered into an agreement (the Termination Agreement) to terminate the employment contracts of Adrienne and Gianluigi Vittadini (the Vittadinis), the chairman and vice chairman, respectively, of AVE. As a result of the Termination Agreement, the Company recognized a restructuring charge of $3.75 million in 1998.

     In 1997, the Company implemented restructuring initiatives that included: the consolidation of warehouse and administrative functions of the AVE and MC divisions, the restructuring of the Company's management and sales functions and the integration of information systems and operations. These initiatives, which resulted in a non-recurring restructuring charge of approximately $1.3 million in 1997.


(14) ASSET IMPAIRMENT CHARGE

     In 1998, as a result of the termination of the Vittadinis and operating losses of AVE during 1997 and 1998, management of the Company assessed the recoverability of AVE's long-lived assets including goodwill. Based on management's best estimate at that time, management concluded that it was not likely the Company could recover all of AVE's long-lived assets on an undiscounted cash flow basis. Accordingly, the Company recognized an asset impairment charge of approximately $16.5 million with respect to goodwill in 1998.


(15) BUSINESS RISKS AND CREDIT CONCENTRATIONS

     A significant amount of the MC's product lines are produced in The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternative sources of production could be found.

              MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999


     The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. One customer accounted for 14.4% of the Company's sales in 1999, one customer accounted for 11% of the Company's sales in 1998, but no single customer accounted for more than 10% in 1997. MC had two customers in 1999 and two customers in 1998 that represented over 10% of its sales for those years. Sales to the respective customers represented 38.0% and 24% of MC's sales in 1999 and 1998, respectively.

     Receivables from three customers represented approximately 42.8% of accounts receivable at December 31, 1999. However, no customer balance exceeded $2.9 million. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimates of its bad debts.


(16) SEGMENT REPORTING

     The operating divisions of the Company include: MC, Flapdoodles and AVE, prior to its disposition in September 1999, for which a summary of each follows:

-           MC designs, manufactures and distributes
            "better" women's knitwear.

- Flapdoodles designs, manufactures and distributes comfortable, high-quality, functional children's clothing. Flapdoodles also maintains licensees for footwear and sleepwear.

- AVE designed and distributed relaxed and stylish sportswear for women. AVE also maintained licensees ranging from scarves, swimwear, eyewear and shoes to cosmetics, travel bags and luggage.

              MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999


     The accounting policies of the operating divisions are the same as those described in the summary of accounting policies (see note 1). The Company evaluates performance based on stand-alone division earnings (loss) before income taxes. The following information is provided in 000's:



                                   MC       FLAPDOODLES        AVE    ELIMINATION    CONSOLIDATED
                                 --------   ------------    --------- ----------     ------------
1999

Net sales                           $34,460    $ 20,009     $8,039          --       $62,508
Depreciation and amortization            67         868        379          --         1,314

Operating earnings (loss)               321      (2,340)    (2,229)          --       (4,248)
Interest income (expense), net         (396)     (1,207)    (2,789)       3,639         (753)
Earnings (loss) before taxes            134      (3,534)    (3,367)       3,639       (3,128)
Total assets                         12,752      17,712        662         (594)      30,532
Long-lived assets                       122       8,172         --           --        8,294
Capital expenditures                     49         221          2           --          272



1998

Net sales                           $25,393      29,524    $19,690           --       74,607
Depreciation and amortization           106         874      1,345           --        2,325
Restructuring and asset
impairment charges                       --          --     20,275           --       20,275
Operating earnings (loss)            (2,237)      1,315    (25,076)          --      (25,998)
Interest income (expense), net          212      (1,018)    (3,538)       3,661         (683)
Earnings (loss) before taxes         (1,810)        304    (26,690)       3,661      (24,535)
Total assets                         16,649      18,733     10,099       (1,052)      44,429
Long-lived assets                       134       8,839      6,931           --       15,904
Capital expenditures                     37         323         74           --          434

1997

Net sales                           $28,944    $ 32,572    $29,884           --    $  91,400
Depreciation and amortization           183         780      1,650           --        2,613
Restructuring charges                   845          --        418           --        1,263
Operating earnings (loss)            (6,261)      3,847     (8,687)          --      (11,101)
Interest income (expense), net          267        (997)    (3,114)       3,434         (410)
Earnings (loss) before taxes         (5,736)      2,850     (9,528)       3,434       (8,980)
Total assets                         17,501      22,074     31,673       (6,051)      65,197
Long-lived assets                       284       9,414     24,783           --       34,481
Capital expenditures                     50         788        458           --        1,296


Eliminations consist of intercompany interest charges and intercompany accounts.

(17) LEGAL PROCEEDINGS

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


PART III


ITEMS 10, 11, 12 AND 13.

     The information required by these Items, other than the information set forth in Part I under the Section entitled "Executive Officers of the Registrant," is hereby incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 19, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)                 The following are included in Item 8 of Part II:

                                                                             PAGE

Independent Auditors' Report.............................................    18

Consolidated Financial Statements:

   Consolidated Balance Sheets -- December 31, 1998 and 1999.............    19
   Consolidated Statements of Operations and Comprehensive Loss --
      Years ended December 31, 1997, 1998 and 1999.......................    20
   Consolidated Statements of Stockholders' Equity  --
      Years ended December 31, 1997, 1998 and 1999.......................    21
   Consolidated Statements of Cash Flows --
      Years ended December 31, 1997, 1998 and 1999.......................    22
   Notes to Consolidated Financial Statements............................    24

(a) (2)The following is a list of all financial statement schedules for the years ended December 31, 1997, 1998 and 1999 filed as part of this
       Report:

   Schedule II -- Valuation and Qualifying Accounts......................    40

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)    (3)See accompanying Index to Exhibits.............................    41

(b) No reports on Form 8-K were filed during the fourth quarter of 1999

(c)    See accompanying Index to Exhibits................................    44

(d) None

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES





SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS


                                   BALANCE AT  CHARGED TO             BALANCE AT
                                   BEGINNING   COSTS AND   DEDUCTIONS    END OF
                                     PERIOD     EXPENSES      (A)        PERIOD


DESCRIPTION
Allowance for doubtful accounts:


TRADE
Year ended
   December 31, 1997             $    73,344   353,660   226,900      200,104


Year ended
   December 31, 1998             $   200,104   369,779   190,302      379,581


Year ended
   December 31, 1999             $   379,581   211,324   337,641 (b)  253,264




(a)      Deductions represent write-offs of specifically identified accounts.


(b) Includes $15,216 related to the disposition of the Adrienne Vittadini Division.

INDEX TO EXHIBITS


       The following is a list of all exhibits filed as part of this report.

                                                                                                     Sequentially
                                                                                                       Numbered
Exhibit No.                                       Document                                               Page
-----------                                       --------                                               ----
     2.1++    Asset Purchase Agreement dated June 30, 1993, between MCFD Acquisition L.L.C.
                and Flapdoodles, Inc.................................................................      *

     2.2++    Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina,
                Incorporated (the "Company"), Marisa Christina Holding, Inc., Marisa Christina
                Outlet Holdings, Inc., C.M. Marisa Christina (H.K.) Limited, MF Showroom
                Holdings, Inc., Flapdoodles, L.L.C. and the Investors in such companies named
                on the signature pages thereto.......................................................    ***

     2.3++     Asset Purchase Agreement, dated as of September 2, 1999 by and among
                Adrienne Vittadini, Inc. ("AVE"), Marisa Christina Incorporated
                ("Marisa Christina") and de V & P, Inc. ("Purchaser")................................  *****

     3.1      Amended and Restated Certificate of Incorporation of the Company.......................    ***

     3.2      By-Laws of the Company.................................................................    ***

     4.1      Option Agreement between the Company and Marc Ham, dated June 30, 1994.................    ***

     4.2      Option Agreement between the Company and Carole Bieber, dated June 30, 1994............    ***

     4.3      1994 Stock Option Plan.................................................................    ***

    10.1+     Directors and Officers Indemnification Agreement, dated  June 22, 1994, between
                the Company and Michael H. Lerner....................................................    ***

    10.2+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Marc Ham.............................................................    ***

    10.3+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and G. Michael Dees......................................................    ***

    10.4+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Carole Bieber........................................................    ***

    10.5+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Christine M. Carlucci................................................    ***

    10.6+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and S.E. Melvin Hecht....................................................    ***

    10.8+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Robert Davidoff......................................................    ***

                                                                                                     Sequentially
                                                                                                       Numbered
Exhibit No.                                       Document                                               Page
-----------                                       --------                                               ----
    10.9+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and Lawrence D. Glaubinger................................................   ***

    10.10+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between
                the Company and David W. Zalaznick....................................................   ***

    10.11+    Employment Agreement between the Company and Michael H. Lerner, dated January 1, 1998...     +

    10.12+    Amended and Restated Employment Agreement between the Company and Marc Ham,
                dated January 1, 1998.................................................................     +

    10.13+    Amended and Restated Employment Agreement between the Company and Carole Bieber,
                dated January 1, 1998.................................................................     +

    10.14+    Employment Agreement between the Company and G. Michael Dees, dated January 1, 1998.....     +

    10.16+    Amended and Restated Employment Agreement, dated June 30, 1993,  between
                the Company and TJC Management Corporation............................................     *

    10.17     Lease Agreement, dated July 1, 1993, by and among Marc Ham and Carole Bieber, as trustees, and MCFD Acquisitions L.L.C. together with Subordination,
                Non-Disturbance and Attornment Agreement dated July 1, 1993 between
                MCFD Acquisitions L.L.C. and Wilmington Trust Company.................................     *

    10.20     Credit agreement dated August 21, 1996 by and among the Company, Marisa Christina
              Apparel, Inc., Flapdoodles, Inc., Adrienne Vittadini Enterprises, Inc. and the Chase
              Manhattan Bank, N.A. ...................................................................  ****

    10.21     Credit agreement dated August 29, 1996 by and among the Company, Marisa Christina
              Apparel,  Inc., Flapdoodles, Inc., Adrienne Vittadini Enterprises, Inc. and The Bank of
              New York ...............................................................................  ****

    21        Subsidiaries of the Registrant..........................................................   ***

    23        Consent of Independent Auditors.........................................................    (1)

    27        Financial Data Schedule.................................................................   N/A

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

***** Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K, filed on September 13, 1999.


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

Dated:  March 28, 2000

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

          Signature                                             Title                                       Date
          ---------                                             -----                                       ----
/s/ Michael H. Lerner                                  Chairman, Chief Executive                     March 28, 2000
----------------------------------------
Michael H. Lerner                                      Officer and President

/s/ S. E. Melvin Hecht                                 Vice Chairman, Chief Financial                March 28, 2000
----------------------------------------
S. E. Melvin Hecht                                     Officer and Treasurer

/s/ Marc Ham                                           Vice Chairman                                 March 28, 2000
----------------------------------------
Marc Ham

/s/ G. Michael Dees                                    Director                                      March 28, 2000
----------------------------------------
G. Michael Dees

/s/ Christine M. Carlucci                              Director                                      March 28, 2000
----------------------------------------
Christine M. Carlucci

/s/ Robert Davidoff                                    Director                                      March 28, 2000
----------------------------------------
Robert Davidoff

/s/ Brett J. Meyer                                     Director                                      March 28, 2000
----------------------------------------
Brett J. Meyer

/s/ Barry S. Rosenstein                                Director                                      March 28, 2000
----------------------------------------
Barry S. Rosenstein

/s/ David W. Zalaznick                                 Director                                      March 28, 2000
----------------------------------------
David W. Zalaznick


Dated: March 28, 2000