Form 10-Q
period 2000-03-31
MARISA CHRISTINA INC
filed 2000-05-15
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended                   March 31, 2000
                      ----------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------------------------------------------

Commission File Number:                      0-24176
                       ---------------------------------------------------------

                         Marisa Christina, Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     11-3216809
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

       The number of shares outstanding of the Company's Common Stock on April 30, 2000 was 7,765,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                                                PAGE

PART I. FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets -- December 31, 1999
                 and March 31, 2000 (Unaudited)                                                    2

              Consolidated Statements of Operations and Comprehensive
                 Loss -- Three months ended March 31, 1999 and 2000 (Unaudited)                    3

              Consolidated Statement of Stockholders' Equity -- Three months
                 ended March 31, 2000 (Unaudited)                                                  4

              Consolidated Statements of Cash Flows -- Three months
                 ended March 31, 1999 and 2000 (Unaudited)                                         5

              Notes to Consolidated Financial Statements (Unaudited)                               6

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                         9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                          11


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   13

Item 6.       Exhibits and Reports on Form 8-K                                                    13


SIGNATURES                                                                                        14

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,          MARCH 31,
                                                 ASSETS                                    1999 (1)                2000
                                                                                       -----------------     -----------------
                                                                                                               (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                      $          346,006    $        1,016,630
      Accounts receivable, less allowance for doubtful
          accounts of $253,264 in 1999 and $290,070 in 2000                                   8,624,566            12,231,857
      Inventories                                                                            10,522,363             9,455,144
      Income taxes recoverable                                                                   11,853                25,694
      Prepaid expenses and other current assets                                               2,377,735             1,068,496
                                                                                       -----------------     -----------------
                  Total current assets                                                       21,882,523            23,797,821

Property and equipment, net                                                                   2,018,232             1,936,388
Goodwill, less accumulated amortization of $2,938,740 in
      1999 and $3,081,551 in 2000                                                             6,275,331             6,507,238
Other assets                                                                                    355,614               595,355
                                                                                       -----------------     -----------------
                  Total assets                                                       $       30,531,700    $       32,836,802
                                                                                       =================     =================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Loans payable to bank                                                          $        4,500,000    $        7,050,000
      Accounts payable                                                                        3,075,394             3,017,310
      Accrued expenses and other current liabilities                                          1,072,339             1,361,561
                                                                                       -----------------     -----------------
                  Total current liabilities                                                   8,647,733            11,428,871
                                                                                       -----------------     -----------------

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares
          authorized, none issued                                                                    --                    --
      Common stock, $.01 par value; 15,000,000 shares authorized,
          8,586,769 shares issued in 1999 and 2000                                               85,868                85,868
      Additional paid-in capital                                                             31,653,186            31,653,186
      Accumulated other comprehensive loss                                                      (56,600)              (56,600)
      Accumulated deficit                                                                    (6,166,052)           (6,642,088)
      Treasury stock, 821,000 common shares
          in 1999 and 2000 at cost                                                           (3,632,435)           (3,632,435)
                                                                                       -----------------     -----------------
                  Total stockholders' equity                                                 21,883,967            21,407,931
                                                                                       -----------------     -----------------
                  Total liabilities and stockholders' equity                         $       30,531,700    $       32,836,802
                                                                                       =================     =================

(1) Accounts were derived from the audited consolidated balance sheet as of December 31, 1999



See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)



                                                                      1999                  2000
                                                                -----------------     -----------------

Net sales                                                     $       14,264,241    $       17,557,075
Cost of goods sold                                                    11,424,196            13,316,664
                                                                -----------------     -----------------
                Gross profit                                           2,840,045             4,240,411

Selling, general and administrative expenses                           5,244,825             4,849,688
                                                                -----------------     -----------------
                Operating loss                                        (2,404,780)             (609,277)

Other income, net                                                        422,678                20,572
Interest expense, net                                                   (197,888)             (127,331)
                                                                -----------------     -----------------
                Loss before income tax benefit                        (2,179,990)             (716,036)

Income tax benefit                                                      (730,000)             (240,000)
                                                                -----------------     -----------------
                Net loss                                              (1,449,990)             (476,036)

Other comprehensive income, net of tax --
        foreign currency translation adjustment                            8,761                    --
                                                                -----------------     -----------------
                Comprehensive loss                            $       (1,441,229)   $         (476,036)
                                                                =================     =================

Basic and diluted net loss per common share                   $            (0.19)   $            (0.06)
                                                                =================     =================



See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                                               ACCUMULATED
                                               COMMON STOCK                  ADDITIONAL           OTHER
                                     --------------------------------         PAID-IN         COMPREHENSIVE
                                         SHARES            AMOUNT             CAPITAL             LOSS
                                     ---------------    -------------    -----------------    -------------

Balance at December 31, 1999              8,586,769   $       85,868   $       31,653,186   $     (56,600)

Net loss                                         --               --                   --              --

Other comprehensive income                       --               --                   --              --
                                     ---------------    -------------    -----------------    -------------

Balance at March 31, 2000                 8,586,769   $       85,868   $       31,653,186   $     (56,600)
                                     ===============    =============    =================    =============





                                          ACCUMULATED              TREASURY
                                            DEFICIT                 STOCK                   TOTAL
                                       -------------------     ------------------     -----------------

Balance at December 31, 1999         $        (6,166,052)            (3,632,435)    $       21,883,967

Net loss                                        (476,036)                    --               (476,036)

Other comprehensive income                            --                     --                     --
                                       -------------------     ------------------     -----------------

Balance at March 31, 2000            $        (6,642,088)            (3,632,435)    $       21,407,931
                                       ===================     ==================     =================



See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)



                                                                                            1999                  2000
                                                                                      -----------------     -----------------
Cash flows from operating activities:
     Net loss                                                                       $       (1,449,990)   $         (476,036)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
            Depreciation and amortization                                                      362,903               257,957
            Write off of property and equipment                                                  3,862                    --
            Deferred tax benefit                                                              (777,353)             (240,000)
            Changes in assets and liabilities:
                    Accounts receivable                                                       (873,262)           (3,607,291)
                    Inventories                                                                681,585             1,067,219
                    Prepaid expenses and other current assets                                  183,405               657,670
                    Other assets                                                               (20,635)                  259
                    Income taxes recoverable                                                        --               (13,841)
                    Accounts payable                                                          (626,100)              (58,084)
                    Accrued expenses and other current liabilities                            (118,214)              289,222
                                                                                      -----------------     -----------------
                Net cash used in operating activities                                       (2,633,799)           (2,122,925)
                                                                                      -----------------     -----------------

Cash flows from investing activities:
     Acquisitions of property and equipment                                                   (127,561)              (33,302)
     Proceeds from sale of Adrienne Vittadini                                                       --               651,569
     Other                                                                                          --              (374,718)
                                                                                      -----------------     -----------------
                Net cash used in (provided by) investing activities                           (127,561)              243,549
                                                                                      -----------------     -----------------

Net cash provided by financing activities
     borrowings under line of credit facilities, net                                         2,550,000             2,550,000
                                                                                      -----------------     -----------------
                Net increase (decrease) in cash and cash equivalents                          (211,360)              670,624

Cash and cash equivalents at beginning of period                                               981,329               346,006
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                          $          769,969    $        1,016,630
                                                                                      =================     =================

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)


(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the "Company"). Significant intercompany accounts and transactions are eliminated in consolidation.

       The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 1999.

       In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the operating results to be expected for a full year.

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

       Pro forma consolidated net sales, net loss and diluted loss per common share for the three months ended March 31, 1999, assuming the disposition had occurred on January 1, 1999, are as follows in thousands, except for per common share amount:

       Net sales                                                  $    11,631
       Net loss                                                          (614)
       Diluted loss per common share                                    (0.08)
                                                                    ==========

(3)    INVENTORIES

       Inventories at December 31, 1999 and March 31, 2000 consist of the following:

                                                         1999                2000
                                                    ----------------    ----------------

       Piece goods                               $        2,268,287   $        1,811,272
       Work in process                                    1,353,743            1,625,615
       Finished goods                                     6,900,333            6,018,257
                                                    ----------------     ----------------
                                                 $       10,522,363   $        9,455,144
                                                    ================     ================

                                                              (Continued)

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)


(4)    LOANS PAYABLE TO BANKS

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

       As of March 31, 2000, $7.1 million of borrowings, bearing interest at 9.5% and $.45 million of commercial letters of credit were outstanding under the credit facility. Available borrowings at March 31, 2000 were $2.45 million.

(5)    NET LOSS PER COMMON SHARE

       Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding which was 7,765,769 for the three months ended March 31, 1999 and 2000. The effect of stock options outstanding during the three months ended March 31, 1999 and 2000 was not included in the computation of diluted loss per common share because the effect would have been antidilutive.

(6)    SEGMENT REPORTING

       The divisions of the Company include: Marisa Christina (MC), Flapdoodles and Adrienne Vittadini (AVE), prior to its disposition in September 1999, for which a summary of each follows:

              - MC designs, manufactures and distributes "better" women's knitwear.

              - Flapdoodles designs, manufactures and distributes children's clothing. Flapdoodles also maintains licensees for footwear and sleepwear.

              - AVE designed and distributed sportswear for women and maintained licensees for scarves, swimwear, eyewear, shoes, cosmetics, travel bags and luggage.


                                                                 (Continued)

               MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (UNAUDITED)


       The Company evaluates performance based on stand-alone division earnings
       (loss) before income taxes. The following information is provided in thousands:

                                         MC                AVE           FLAPDOODLES         ELIMINATION        CONSOLIDATION
                                   --------------     -------------   -----------------   -----------------   -----------------
As of and for the three months
   ended March 31, 1999

Net sales                            $      6,568           2,633               5,063                  --             14,264

Operating loss                               (553)         (1,452)               (400)                 --             (2,405)

Earnings (loss) before taxes                 (665)         (2,052)               (694)              1,231             (2,180)

Total assets                         $     16,586           9,601              17,183               1,414             44,784

As of and for the three months
   ended March 31, 2000

Net sales                            $     10,503              --               7,054                  --             17,557

Operating loss                               (192)             --                (417)                 --               (609)

Earnings (loss) before taxes                 (300)             --                (798)                382               (716)

Total assets                         $     21,260              --              18,549              (6,972)            32,837

       Elimination consists of intercompany interest charges and intercompany accounts.

(7)    LEGAL PROCEEDINGS

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

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

In order to reverse the trend of declining sales and profits the Company undertook a number of initiatives over the past three years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. Results for the first quarter of 2000, while still not profitable, were improved over those for the first quarter of 1999. In the first quarter of 2000, the Marisa Christina Division (MC) showed improvements over the first quarter of 1999 in net sales and operating earnings while Flapdoodles was impacted by a lower gross profit percentage.

On September 2, 1999, the Company completed the sale of substantially all of the assets, properties and rights of AVE to de V & P, Inc. for $9.77 million in cash and the assumption of certain liabilities of AVE. Cash proceeds received at closing of $8.1 million net of transaction and related costs were used by the Company to pay down borrowings under its bank credit facility. A post-closing adjustment of approximately $920.0 thousand was also included in the sale price, for which approximately $650.0 thousand was reflected in prepaid and other current assets at December 31, 1999 and subsequently collected in 2000. The Company recognized a pre-tax gain of approximately $646.0 thousand on the sale.

Management believes that the Company's prospects for profitability are better in 2000 due to the improving results of MC and the disposition of AVE. In addition, management is taking steps to improve margins and reduce operating costs at Flapdoodles in order to position this division to return to profitability. Failure to achieve profitability could negatively impact the recoverability of the carrying value of assets, including goodwill.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the three months ended March 31, 1999 and 2000.

                                                                   1999          2000
                                                                -----------  ------------

Net sales                                                           100.0%        100.0%
                                                                -----------  ------------
Gross profit                                                          19.9          24.1
Selling, general and administrative expenses                          36.8          27.6
                                                                -----------  ------------
Operating loss                                                       (16.9)         (3.5)
Other income, net                                                      3.0           0.1
Interest expense, net                                                 (1.4)         (0.7)
Income tax benefit                                                     5.1           1.4
                                                                -----------  ------------
Net loss                                                            (10.2%)        (2.7%)
                                                                ===========  ============

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Net sales. Net sales increased 23.1% from $14.3 million in 1999, to $17.6 million in 2000. Higher sales were achieved at MC and Flapdoodles. Net sales of MC increased 59.1% from $6.6 million in 1999 to $10.5 million in 2000. During the quarter, MC introduced a new line which contributed about one-half of the MC sales increase. Net sales of Flapdoodles increased 39.2% from $5.1 million in 1999 to $7.1 million in 2000. Net sales of AVE were $2.6 million in 1999. Excluding net sales of AVE, net sales increased 50.4% from the first quarter of 1999 to the first quarter of 2000.

MC's and Flapdoodles' sales improved due to new customers and increased distribution.

Gross profit. Gross profit increased 50.0% from $2.8 million in the first quarter of 1999, to $4.2 million in the first quarter of 2000, primarily as a result of higher sales. As a percentage of net sales, gross profit increased from 19.9% in the first quarter of 1999 to 24.2% in the first quarter of 2000. Gross profit was positively impacted by the fact that certain fixed costs associated with design and production represented a lower percentage of net sales.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 7.5%, from $5.2 million in 1999 to $4.8 million in 2000. As a percentage of net sales of the Company, SG&A expenses decreased from 36.8% in 1999 to 27.6% in 2000. The decrease in dollar amount is attributable to the disposition of AVE offset by higher variable expense at MC related to the higher sales volume. SG&A of MC was $2.0 million in 1999 and $2.8 million in 2000. SG&A of Flapdoodles was $1.9 million in 1999 and $2.0 million in 2000.

Other income, net. Other income, net which consists of royalty and licensing income, decreased 95.1% from $423 thousand in the first quarter of 1999 to $21 thousand in the first quarter of 2000. The decrease is attributed to the decline in licensing income as a result of the sale of AVE, which contributed $383 thousand of licensing income in 1999.

Interest expense, net. Interest expense, net decreased from $198 thousand in the first quarter of 1999 to $127 thousand in the first quarter of 2000, principally as the result of lower average outstanding borrowings.

Income tax benefit. Income tax benefit decreased from $730 thousand in the first quarter of 1999 to $240 thousand in the first quarter of 2000 as the result of the decrease in loss before income taxes. The Company's effective income tax rates for the three months ended March 31, 1999 and 2000 were 33.5% for both periods.

Net loss. Net loss decreased from $1.4 million in 1999 to $476 thousand in 2000, principally as a result of higher net sales, gross margins and the sale of AVE.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $10.0 million line of credit facility with a bank, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets and bear interest at the bank's prime rate plus 1.0%. The arrangement expires on June 30, 2000. As of March 31, 2000, $7.1 million of borrowings, bearing interest at 9.5% and $.45 million of commercial letters of credit were outstanding under the credit facility. Available borrowings at March 31, 2000 were $2.45 million. The Company expects to have sufficient bank financing to meet its working capital needs throughout 2000.

During the first quarter of 2000, the Company had capital expenditures of approximately $33 thousand, primarily to upgrade computer systems. Capital expenditures for the remainder of 2000 are expected to be $317 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, bank borrowings under the Company's line of credit facility. During the first quarter of 2000, the Company also acquired the name of a small ladies apparel company for approximately $375,000, including transaction costs.

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

CHANGES IN ACCOUNTING PRINCIPLES

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 133, in accordance with the pronouncement, and currently does not believe the impact, if any, during 2001 will be material on its consolidated financial statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of March 31, 2000, the Company's floating rate debt is based on prime rate. The fair market value of the Company's bank debt approximates its book value. If the Company's interest rates changed by 100 basis points during the three months ended March 31, 2000, interest expense would have changed by approximately $13 thousand.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in US dollars and the Company's investment in its foreign subsidiary was $140.0 thousand at March 31, 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- no reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Exhibit 27.1 -- Financial Data Schedule.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 2000                     /s/   S. E. Melvin Hecht
     --------------------               --------------------------------------
                                        S. E. Melvin Hecht
                                        Vice Chairman, Chief Financial Officer
                                        and Treasurer

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 2000                       /s/   S. E. Melvin Hecht
     -----------------                    --------------------------------
                                          S. E. Melvin Hecht
                                          Vice Chairman, Chief Financial Officer
                                          and Treasurer