Form 10-Q
period 2000-06-30
MARISA CHRISTINA INC
filed 2000-08-14
CIK 923149

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended                       June 30, 2000
                      ---------------------------------------------------------

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                        to
                               ------------------------------------------------

Commission File Number:                         0-24176
                        -------------------------------------------------------

                         Marisa Christina, Incorporated
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                11-3216809
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


8101 Tonnelle Avenue, North Bergen, New Jersey                  07047-4601
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (201)-758-9800
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

     The number of shares outstanding of the Company's Common Stock on August 11, 2000 were 7,765,769.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets -- December 31, 1999
                and June 30, 2000 (Unaudited)                              2

           Consolidated Statements of Operations and Comprehensive
                Loss -- Three and Six Months Ended June 30, 1999
                and 2000 (Unaudited)                                       3

           Consolidated Statements of Cash Flows -- Six Months
                Ended June 30, 1999 and 2000 (Unaudited)                   4

           Notes to Consolidated Financial Statements (Unaudited)          5

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     12


PART II. OTHER INFORMATION

Item 1:    Legal Proceedings                                              13

Item 4:    Submission of Matters to a Vote of Security Holders            13

Item 6:    Exhibits and Reports on Form 8-K                               13


SIGNATURE                                                                 14

PART I:FINANCIAL INFORMATION
ITEM I:CONSOLIDATED FINANCIAL STATEMENTS

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,                 JUNE 30,
                                     ASSETS                                      1999 (1)                     2000
                                                                              -------------             ---------------
                                                                                                          (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                  $     346,006             $       566,056
   Accounts receivable, less allowance for doubtful
     accounts of $253,264 in 1999 and $242,646 in 2000                            8,624,566                   6,664,117
   Inventories                                                                   10,522,363                   8,654,459
   Income taxes recoverable                                                          11,853                     330,062
   Prepaid expenses and other current assets                                      2,377,735                   1,108,954
                                                                              -------------             ---------------
         Total current assets                                                    21,882,523                  17,323,648

Property and equipment, net                                                       2,018,232                   1,219,987
Goodwill, less accumulated amortization of $2,938,740 in 1999
   and $3,224,363 in 2000                                                         6,275,331                   6,364,426
Other assets                                                                        355,614                     243,212
                                                                              -------------             ---------------
         Total assets                                                         $  30,531,700             $    25,151,273
                                                                              =============             ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable                                                               $   4,500,000             $     4,350,000
   Accounts payable                                                               3,075,394                   1,894,913
   Accrued expenses and other current liabilities                                 1,072,339                     891,947
                                                                              -------------             ---------------
         Total current liabilities                                                8,647,733                   7,136,860
                                                                              -------------             ---------------

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized, none issued                                                              -                           -
   Common stock, $.01 par value; 15,000,000 shares
     authorized, 8,586,769 shares issued in 1999 and 2000                            85,868                      85,868
   Additional paid-in capital                                                    31,653,186                  31,664,680
   Accumulated other comprehensive loss                                             (56,600)                    (56,600)
   Accumulated deficit                                                           (6,166,052)                (10,047,100)
   Treasury stock, 821,000 common shares in 1999
     and 2000 at cost                                                            (3,632,435)                 (3,632,435)
                                                                              -------------             ---------------
         Total stockholders' equity                                              21,883,967                  18,014,413
                                                                              -------------             ---------------
         Total liabilities and stockholders' equity                           $  30,531,700             $    25,151,273
                                                                              =============             ===============

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 1999.

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                  (UNAUDITED)


                                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                          JUNE 30,                                  JUNE 30,
                                            ------------------------------------       ----------------------------------
                                                 1999                  2000                 1999                2000
                                            --------------        --------------       --------------     ---------------
    Net sales                               $   10,726,118        $    9,222,879       $   24,990,359     $   26,779,954
    Cost of goods sold                           8,849,971             7,949,326           20,274,167         21,265,990
                                            --------------        --------------       --------------     ---------------

            Gross profit                         1,876,147             1,273,553            4,716,192          5,513,964

    Selling, general and administrative
      expenses                                   4,753,243             3,651,500            9,998,068          8,501,188
    Outlet store closing costs                           -             1,005,417                    -          1,005,417
                                            --------------        --------------       --------------     ---------------
            Operating loss                      (2,877,096)           (3,383,364)          (5,281,876)        (3,992,641)

    Other income, net                              428,294                62,872              850,972             83,444

    Interest expense, net                         (232,932)             (144,520)            (430,820)          (271,851)
                                            --------------        --------------       --------------     ---------------

            Loss before income tax
              benefit                           (2,681,734)           (3,465,012)          (4,861,724)        (4,181,048)

    Income tax benefit                            (898,000)              (60,000)          (1,628,000)          (300,000)
                                            --------------        --------------       --------------     ---------------

            Net loss                            (1,783,734)           (3,405,012)          (3,233,724)        (3,881,048)

    Other comprehensive income (loss),
      net of tax - foreign currency
      translation adjustment                        (3,461)                    -                5,300                  -
                                            --------------        --------------       --------------     ---------------

            Comprehensive loss              $   (1,787,195)       $   (3,405,012)      $   (3,228,424)    $   (3,881,048)
                                            ==============        ==============       ==============     ===============

    Net loss per share:
      Basic                                 $        (0.23)       $        (0.44)      $        (0.42)    $        (0.50)
      Diluted                               $        (0.23)       $        (0.44)      $        (0.42)    $        (0.50)
                                            ==============        ==============       ==============     ===============

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (UNAUDITED)



                                                                       1999                      2000
                                                                 ---------------           ---------------
Cash flows from operating activities:
  Net loss                                                        $  (3,233,724)            $ (3,881,048)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                     744,999                  475,876
      Write-off of outlet store property and equipment                        -                  654,005
      Changes in operating assets and liabilities:
        Accounts receivable                                           3,123,308                1,960,449
        Inventories                                                     904,037                1,867,904
        Prepaid expenses and other current assets                       196,849                  617,212
        Other assets                                                    (20,477)                 112,402
        Income taxes recoverable                                      1,089,038                 (318,209)
        Accounts payable                                               (411,335)              (1,180,481)
        Accrued expenses and other current liabilities                 (503,757)                (180,392)
                                                                  -------------             ------------
        Net cash provided by operating activities                     1,888,938                  127,718
                                                                  -------------             ------------
Cash flows from investing activities:
  Property and equipment additions                                     (174,996)                 (46,013)
  Receipt of amount due from the sale of the
   Adrienne Vittadini Division                                                -                  651,569
  Additions to goodwill related to product line acquisition                   -                 (374,718)
                                                                  -------------             ------------
        Net cash provided by (used in) investing activities            (174,996)                 230,838
                                                                  -------------             ------------

Cash flows from financing activities:
  Repayments of loan payable to bank, net                            (2,200,000)              (4,500,000)
  Borrowings from finance company, net                                        -                4,350,000
  Other                                                                       -                   11,494
                                                                  -------------             ------------
        Net cash provided by (used in) financing activities          (2,200,000)                (138,506)
                                                                  -------------             ------------
        Net increase (decrease) in cash and cash equivalents           (486,058)                 220,050

Cash and cash equivalents at beginning of period                        981,329                  346,006
                                                                  -------------             ------------
Cash and cash equivalents at end of period                        $     495,271             $    566,056
                                                                  =============             ============

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (UNAUDITED)

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

       In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 1999 and 2000 are not necessarily indicative of the operating results to be expected for a full year.

(2)    OUTLET STORE CLOSING

       During the second quarter of 2000, the Company closed twelve of its thirteen Flapdoodles outlet stores and recognized a nonrecurring operating charge of approximately $1.0 million. The nonrecurring charge consisted of $650.0 thousand for the write-off of store property and equipment, $300.0 thousand for lease termination fees and other facility closure costs and $50.0 thousand for severance and employee benefits costs. As of June 30, 2000, $18,500 was included in accrued expenses and other current liabilities and will be paid by year end. In addition, in connection with the store closures the Company recognized inventory write-offs of approximately $150,000, which are included in cost of goods sold.

(3)    DISPOSITION OF THE ADRIENNE VITTADINI DIVISION

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

                                                                    (Continued)

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (UNAUDITED)


       Pro forma consolidated net sales, net loss and diluted loss per common share for the three and six months ended June 30, 1999, assuming the disposition had occurred on January 1, 1999, are as follows (in thousands, except for per common share amount):

                                                THREE MONTHS          SIX MONTHS
                                                   ENDED                ENDED
                                                  JUNE 30,             JUNE 30,
                                                    1999                 1999
                                                ------------          ----------
       Net sales                                $   8,398             $  20,029
       Net loss                                    (1,440)               (2,059)
       Diluted loss per common share                (0.19)                (0.27)
                                                ============          ==========

(4)    INVENTORIES

       Inventories at December 31, 1999 and June 30, 2000 consist of the following:




                                                    1999                 2000
                                                ------------          ------------
       Piece goods                             $  2,268,287          $  1,287,977
       Work in process                            1,353,743             1,408,753
       Finished goods                             6,900,333             5,957,729
                                                ============          ============
                                               $ 10,522,363          $  8,654,459
                                                ============          ============


(5)    LOAN PAYABLE

       Effective June 14, 2000, the Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and accounts receivable, and bear interest at the prime rate plus .75%. In addition, the credit agreement requires the Company to maintain certain levels of working capital and tangible net worth. The arrangement expires on June 14, 2002.

       As of June 30, 2000, $4.35 million of borrowings, bearing interest at 10.25% and $2.7 million of commercial letters of credit were outstanding under the credit facility. Available borrowings at June 30, 2000 were $4.13 million. The Company expects to have sufficient financing to meet its working capital needs through the expiration of the arrangement.

       Prior to June 14, 2000, the Company had a $10.0 million line of credit facility with a bank.

                                                                    (Continued)

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLTDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (UNAUDITED)


(6)    NET LOSS PER COMMON SHARE

       Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding, which was 7,765,769 for the three and six months ended June 30, 1999 and 2000. The effect of stock options outstanding during the three and six months ended June 30, 1999 and 2000 was not included in the computation of diluted loss per common share because the effect would have been antidilutive.

(7)    SEGMENT REPORTING

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

       The Company evaluates performance based on stand-alone division earnings
       (loss) before income taxes. The following information is provided in thousands:

                                       MC           FLAPDOODLES           AVE          ELIMINATION       CONSOLIDATION
                                 --------------    --------------    --------------   ---------------   ---------------
THREE MONTHS ENDED
  JUNE 30, 1999
Net sales                       $    4,560             3,838             2,328               --               10,726
Operating loss                      (1,164)           (1,012)             (701)              --               (2,877)
Earnings (loss) before taxes          (879)           (1,291)           (1,368)             856               (2,682)

THREE MONTHS ENDED
  JUNE 30, 2000
Net sales                       $    5,850             3,373                --               --                9,223
Operating loss                      (1,491)           (1,892)               --               --               (3,383)
Earnings (loss) before taxes        (1,573)           (2,273)               --              381               (3,465)

SIX MONTHS ENDED
  JUNE 30, 1999
Net sales                       $   11,128             8,901             4,961               --               24,990
Operating loss                      (1,717)           (1,412)           (2,153)              --               (5,282)
Earnings (loss) before taxes        (1,154)           (1,986)           (3,420)           2,088               (4,862)
Total assets                        15,313            16,158             8,137           (1,528)              38,080

SIX MONTHS ENDED
  JUNE 30, 2000
Net sales                       $   16,354            10,426                --               --               26,780
Operating loss                      (1,683)           (2,310)               --               --               (3,993)
Earnings (loss) before taxes        (1,872)           (3,072)               --              763               (4,181)
Total assets                        14,913            15,231                --           (4,993)              25,151

(8)    LEGAL PROCEEDINGS

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

       During the second quarter of 2000, the Company closed twelve of its thirteen Flapdoodles outlet stores and recognized a nonrecurring operating charge of approximately $1.0 million. The nonrecurring charge consisted of $650.0 thousand for the write-off of store property and equipment, $300.0 thousand for lease termination fees and other facility closure costs and $50.0 thousand for severance and employee benefits costs. As of June 30, 2000, $18,500 was accrued in accrued expenses and other current liabilities and will be paid by year end. In addition, in connection with the store closures the Company recognized inventory write-offs of approximately $150,000 which are included in cost of goods sold.

       On September 2, 1999, the Company completed the sale of substantially all of the assets, properties and rights of AVE to de V & P, Inc. for $9.77 million in cash and the assumption of certain liabilities of AVE. Cash proceeds received at closing of $8.1 million, net of transaction and related costs, were used by the Company to pay down borrowings under its bank credit facility. A post-closing adjustment of approximately $920.0 thousand was also in the sale price, for which approximately $650.0 thousand was reflected in prepaids and other current assets at December 31, 1999 and subsequently collected in 2000. The Company recognized a pre-tax gain of approximately $646.0 thousand on the sale.

       Management believes that the Company's prospects for profitability for the remainder of 2000 are better due to the improving outlook of MC and the closing of Flapdoodles' outlet stores. Sales and operating costs at Flapdoodles' closed stores for the six months ended June 30, 2000 were approximately $1.3 million and $700 thousand, respectively. Failure to achieve profitability could negatively impact the recoverability of the carrying value of assets, including goodwill.

       The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and six months ended June 30, 1999 and 2000.

                                                          THREE MONTHS                       SIX MONTHS
                                                             ENDED                             ENDED
                                                            JUNE 30,                          JUNE 30,
                                                  ----------------------------     ---------------------------
                                                      1999             2000            1999            2000
                                                  ------------      ----------     ------------     ----------
Net sales                                            100.0%           100.0%          100.0%          100.0%
                                                  ------------      ----------     ------------     ----------
Gross profit                                          17.5             13.8            18.9            20.6
Selling, general and administrative expenses          44.3             39.6            40.0            31.7
Outlet store closing costs                              --             10.9              --             3.8
                                                  ------------      ----------     ------------     ----------
Operating loss                                       (26.8)           (36.7)          (21.1)          (14.9)
Other income, net                                      4.0              0.7             3.4             0.3
Interest expense, net                                 (2.2)            (1.6)           (1.7)           (1.0)
lncome tax benefit                                    (8.4)            (0.7)           (6.5)           (1.1)
                                                  ------------      ----------      -----------     ----------
Net loss                                             (16.6)%          (36.9)%         (12.9)          (14.5)%
                                                  ============      ==========     ============     ==========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

       Net sales. Net sales decreased 14.0% from $10.7 million in 1999 to $9.2 million in 2000. Higher sales were achieved at MC. Net sales of MC increased 28.3% from $4.6 million in 1999 to $5.9 million in 2000. MC introduced a new line this year that contributed about 69% of the MC sales increase in this quarter. Net sales of Flapdoodles decreased 12.1% from $3.8 million in 1999 to $3.4 million in 2000. Net sales of AVE were $2.3 million in 1999. Excluding net sales of AVE, net sales increased 9.8% from 1999 to 2000.

       MC's sales improved due to a new line, new customers and increased distribution. Flapdoodles' sales declined due to the closing of its outlet stores in April 2000.

       Gross profit. Gross profit decreased 32.1% from $1.9 million in 1999 to $1.3 million in 2000, primarily as a result of higher production costs and losses incurred on disposal of inventory at the closed Flapdoodles' outlet stores. As a percentage of net sales, gross profit decreased from 17.5% in 1999 to 13.8% in 2000.

       Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 23.2% from $4.8 million in 1999 to $3.7 million in 2000. As a percentage of net sales of the Company, SG&A expenses decreased from 44.3% in 1999 to 39.6% in 2000. The decrease in dollar amount is attributable to the disposition of AVE and the closing of Flapdoodles' outlet stores offset by higher variable expense at MC related to the higher sales volume. SG&A of MC was $1.7 million in 1999 and $2.3 million in 2000. SG&A of Flapdoodles was $2.0 million in 1999 and $1.4 million in 2000.

       Outlet store closing costs. Outlet store closing costs relate to the closing of twelve of Flapdoodles' thirteen retail outlets, as described above.

       Other income, net. Other income, net which consists of royalty and licensing income, decreased 85.3% from $428.3 thousand in 1999 to $62.9 thousand in 2000. The decrease is attributed to the decline in licensing income as a result of the sale of AVE, which contributed $368.0 thousand of licensing income in 1999.

       Interest expense, net. Interest expense, net decreased from $232.9 thousand in 1999 to $144.5 thousand in 2000, principally as the result of lower average outstanding borrowings offset by higher interest rates.

       Income tax benefit. Income tax benefit decreased from $898.0 thousand in 1999 to $60.0 thousand in 2000. The Company's effective income tax rate was 33.5% for 1999 and 1.7% for 2000 because of an increase in valuation allowance.

       Net loss. Net loss increased from $1.8 million in 1999 to $3.4 million in 2000, as a result of the aforementioned items.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

       Net sales. Net sales increased 7.2% from $25.0 million in 1999, to $26.8 million in 2000. Higher sales were achieved at MC and Flapdoodles. Net sales of MC increased 47.0% from $11.1 million in 1999 to $16.4 million in 2000. During the first quarter of 2000, MC introduced a new line, which contributed about one-half of the MC sales increase. Net sales of Flapdoodles increased 17.1% from $8.9 million in 1999 to $10.4 million in 2000. Net sales of AVE were $5.0 million in 1999. Excluding net sales of AVE, net sales increased 33.7% from 1999 to 2000.

       MC's and Flapdoodles' sales improved due to a new line, new customers and increased distribution.

       Gross profit. Gross profit increased 16.9% from $4.7 million in 1999, to $5.5 million in 2000, primarily as a result of higher sales. As a percentage of net sales, gross profit increased from 18.9% in 1999 to 20.6% in 2000. Gross profit was positively impacted by the elimination of AVE.

       Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 15.0% from $10.0 million in 1999 to $8.5 million in 2000. As a percentage of net sales of the Company, SG&A expenses decreased from 40.0% in 1999 to 31.7% in 2000. The decrease in dollar amount is attributable to the disposition of AVE offset by higher variable expense at MC related to the higher sales volume. SG&A of MC was $3.7 million in 1999 and $5.1 million in 2000. SG&A of Flapdoodles was $3.9 million in 1999 and $3.4 million in 2000.

       Outlet store closing costs. Outlet store closing costs relate to the closing of twelve of Flapdoodles' thirteen retail outlets, as described above.

       Other income, net. Other income, net, which consists of royalty and licensing income, decreased 90.2% from $851.0 thousand in 1999 to $83.4 thousand in 2000. The decrease is attributed to the decline in licensing income as a result of the sale of AVE, which contributed $751.0 thousand of licensing income in 1999.

       Interest expense, net. Interest expense, net decreased from $430.8 thousand in 1999 to $271.9 thousand in 2000, principally as the result of lower average outstanding borrowings but higher interest rates.

       Income tax benefit. Income tax benefit decreased from $1.6 million in 1999 to $300.0 thousand in 2000. The Company's effective income tax rate was 33.5% for 1999 and 7.2% for 2000 because of an increase in valuation allowance.

       Net loss. Net loss increased from $3.2 million in 1999 to $3.9 million in 2000, as a result of the aforementioned items.

SEASONALITY

       The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Back-to-School and Fall collections, the Company's largest selling seasons, and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in Resort, Spring/Summer and Early Fall collections average 5% to 50% lower than in other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and accounts receivable, and bear interest at the prime rate plus .75%. The arrangement expires on June 14, 2002. As of June 30, 2000, $4.35 million of borrowings, bearing interest at 10.25% and $2.7 million of commercial letters of credit were outstanding under the credit facility. Available borrowings at June 30, 2000 were $4.13 million. The Company expects to have sufficient financing to meet its working capital needs through the expiration of the arrangement.

       During 2000, the Company had capital expenditures of approximately $46.0 thousand, primarily to upgrade computer systems. Capital expenditures for the remainder of 2000 are expected to be $304.0 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's line of credit facility. During the first quarter of 2000, the Company also acquired the name of a small ladies and mens apparel company for approximately $375.0 thousand, including transaction costs.

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

CHANGES IN ACCOUNTING PRINCIPLES

       During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 133, in accordance with the pronouncement as amended, and currently does not believe the impact, if any, during 2001 will be material on its consolidated financial statements.

       During March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 clarifies certain issues, related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, including the accounting consequence of various modifications to the terms of previously fixed stock options. The Company expects to adopt Interpretation No. 44 during the third quarter of 2000, in accordance with the interpretation, and is currently evaluating the impact on its consolidated financial statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of June 30, 2000, the Company's floating rate debt is based on Prime. The fair market value of the Company's debt approximates its book value. If the Company's interest rates increased or decreased by 100 basis points during the six months ended June 30, 2000, interest expense and cash flows would have increased or decreased, respectively, by approximately $22.0 thousand.

       Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in U.S. dollars and the Company's investment in its foreign subsidiary was $140.0 thousand at June 30, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders' held on May 19, 2000:

                                                         FOR            AGAINST
                                                      ---------        ---------
1.     Election of Directors

         Michael H. Lerner                            5,758,028         15,400

         Marc Ham                                     5,758,028         15,400

         Michael Dees                                 5,738,028         35,400

         Christine M. Carlucci                        5,726,028         47,400

         S.E. Melvin Hecht                            5,757,028         16,400

         Robert Davidoff                              5,749,128         24,300

         Lawrence D. Glaubinger                       5,749,128         24,300

         Brett J. Meyer                               5,758,028         15,400

         Barry S. Rosenstein                          5,758,028         15,400

         David W. Zalaznick                           5,751,628         21,800

2. Ratification of the appointment of KPMG LLP as the independent public accountants of the company for the year ending December 31, 2000.

                     FOR                            AGAINST
                 -----------                       ---------
                  5,751,528                          20,600

3. In their discretion, the proxies are authorized to vote such other matters as may properly come before this annual meeting of shareholders.

                     FOR                            AGAINST
                 -----------                       ---------
                  5,693,994                          63,034


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 27. Financial Data Schedule

       Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000                  /s/   S. E. Melvin Hecht
                                        -------------------------------------
                                        S. E. Melvin Hecht
                                        Vice Chairman,
                                        Chief Financial Officer and Treasurer