Form 10-Q
period 2000-09-30
MARISA CHRISTINA INC
filed 2000-11-13
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended          September 30, 2000
                      ----------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:                           0-24176
                               -------------------------------------------------

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

      The number of shares outstanding of the Company's Common Stock on November 13, 2000 was 7,761,769.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES


                                      INDEX

                                                                              PAGE

PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements:

         Consolidated Balance Sheets -- December 31, 1999
            and September 30, 2000 (Unaudited)                                  2

         Consolidated Statements of Operations and Comprehensive
            Income (Loss) -- Three and Nine Months Ended September 30, 1999
            and 2000 (Unaudited)                                                3

         Consolidated Statements of Cash Flows -- Nine Months
            Ended September 30, 1999 and 2000 (Unaudited)                       4

         Notes to Consolidated Financial Statements (Unaudited)                 5

Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 9

Item 3:  Quantitative and Qualitative Disclosures about Market Risk            13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                      14


SIGNATURE                                                                      14

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                                  1999(1)             2000
                                                                                ------------      ------------
                                                                                                   (UNAUDITED)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                 $    346,006      $    424,740
      Accounts receivable, less allowance for doubtful
          accounts of $253,264 in 1999 and $234,869 in 2000                        8,624,566        12,986,471
      Inventories                                                                 10,522,363         7,839,160
      Income taxes recoverable                                                        11,853            35,717
      Prepaid expenses and other current assets                                    2,377,735           898,986
                                                                                ------------      ------------
                 Total current assets                                             21,882,523        22,185,074

Property and equipment, net                                                        2,018,232         1,197,768
Goodwill, less accumulated amortization of $2,938,740 in 1999
      and $3,367,175 in 2000                                                       6,275,331         6,221,614
Other assets                                                                         355,614           228,954
                                                                                ------------      ------------
                 Total assets                                                   $ 30,531,700      $ 29,833,410
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Loan payable                                                              $  4,500,000      $  7,500,000
      Accounts payable                                                             3,075,394         2,674,499
      Accrued expenses and other current liabilities                               1,072,339           804,990
                                                                                ------------      ------------
                 Total current liabilities                                         8,647,733        10,979,489

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares
          authorized, none issued                                                       --                --
      Common stock, $.01 par value; 15,000,000 shares authorized, 8,586,769
          shares issued in 1999 and 2000                                              85,868            85,868
      Additional paid-in capital                                                  31,653,186        31,664,680
      Accumulated other comprehensive loss                                           (56,600)          (55,600)
      Accumulated deficit                                                         (6,166,052)       (9,204,342)
      Treasury stock, 821,000 common shares in 1999 and 825,000
          common shares in 2000 at cost                                           (3,632,435)       (3,636,685)
                                                                                ------------      ------------
                 Total stockholders' equity                                       21,883,967        18,853,921
                                                                                ------------      ------------
                 Total liabilities and stockholders' equity                     $ 30,531,700      $ 29,833,410
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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                           ------------------------------      ------------------------------
                                               1999              2000              1999              2000
                                           ------------      ------------      ------------      ------------
Net sales                                  $ 20,434,456      $ 18,955,283      $ 45,424,815      $ 45,735,237

Cost of goods sold                           14,358,393        13,162,695        34,632,560        34,428,685
                                           ------------      ------------      ------------      ------------
             Gross profit                     6,076,063         5,792,588        10,792,255        11,306,552

Selling, general and administrative
  expenses                                    5,354,884         4,272,307        15,352,952        12,773,495
Outlet store closing costs                         --                --                --           1,005,417
                                           ------------      ------------      ------------      ------------
             Operating earnings (loss)          721,179         1,520,281        (4,560,697)       (2,472,360)

Other income, net                               287,279            33,520         1,138,251           116,964
Gain on the sale of the Adrienne
  Vittadini Division                            645,899              --             645,899              --

Interest expense, net                          (178,798)         (185,043)         (609,618)         (456,894)
                                           ------------      ------------      ------------      ------------

             Earnings (loss) before
               income tax expense
               (benefit)                      1,475,559         1,368,758        (3,386,165)       (2,812,290)

Income tax expense (benefit)                    494,000           526,000        (1,134,000)          226,000
                                           ------------      ------------      ------------      ------------
             Net earnings (loss)                981,559           842,758        (2,252,165)       (3,038,290)

Other comprehensive income,
  net of tax -- foreign currency
  translation adjustment                           --               1,000             5,300             1,000
                                           ------------      ------------      ------------      ------------

             Comprehensive income
                (loss)                     $    981,559      $    843,758      $ (2,246,865)     $ (3,037,290)
                                           ============      ============      ============      ============

Net earnings (loss) per weighted
  average common share:
         Basic                             $       0.13      $       0.11      $      (0.29)     $      (0.39)
         Diluted                           $       0.13      $       0.11      $      (0.29)     $      (0.39)
                                           ============      ============      ============      ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)



                                                                                 1999             2000
                                                                             -----------      -----------
Cash flows from operating activities:
   Net loss                                                                  $(2,252,165)     $(3,038,290)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                           1,071,782          684,800
       Write-off of outlet store property and equipment                             --            654,005
       Deferred income tax expense                                                  --            226,000
       Gain on the sale of the Adrienne Vittadini Division                      (645,899)            --
       Loss on other asset write-offs                                             13,801             --
       Changes in assets and liabilities, net of effects from the sale of the Adrienne Vittadini Division in 1999:
           Accounts receivable                                                (4,615,781)      (4,361,905)
           Inventories                                                          (896,750)       2,683,203
           Income taxes recoverable                                            1,579,501          (23,864)
           Prepaid expenses and other current assets                            (835,742)         601,180
           Other assets                                                          131,982          126,660
           Accounts payable                                                    2,045,820         (400,895)
           Accrued expenses and other current liabilities                        247,874         (267,349)
                                                                             -----------      -----------
         Net cash used in operating activities                                (4,155,577)      (3,116,455)
                                                                             -----------      -----------

Cash flows from investing activities:
  Proceeds from the sale of the Adrienne Vittadini Division                    8,373,484             --
  Property and equipment additions                                              (260,555)         (89,906)
  Receipt of amount due from the sale of the Adrienne Vittadini Division            --            651,569
  Additions to goodwill related to product line acquisition                         --           (374,718)
                                                                             -----------      -----------
         Net cash provided by investing activities                             8,112,929          186,945
                                                                             -----------      -----------
Cash flows from financing activities:
  Repayments of loan payable to bank, net                                     (4,150,000)      (4,500,000)
  Borrowings from finance company, net                                              --          7,500,000
  Other                                                                             --              8,244
                                                                             -----------      -----------
         Net cash  provided by (used in) financing activities                 (4,150,000)       3,008,244
                                                                             -----------      -----------
         Net increase (decrease) in cash and cash equivalents                   (192,648)          78,734
Cash and cash equivalents at beginning of period                                 981,329          346,006
                                                                             -----------      -----------
Cash and cash equivalents at end of period                                   $   788,681      $   424,740
                                                                             ===========      ===========

Supplemental information:
  Cash paid during the period for:
    Income taxes                                                             $    59,347      $    34,684
                                                                             ===========      ===========
    Interest                                                                 $   616,962      $   466,979
                                                                             ===========      ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


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

       In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 1999 and 2000 are not necessarily indicative of the operating results to be expected for a full year.


(2)    OUTLET STORE CLOSING

       During the second quarter of 2000, the Company closed twelve of its thirteen Flapdoodles outlet stores and recognized a nonrecurring operating charge of approximately $1.0 million. The nonrecurring charge consisted of $654.0 thousand for the write-off of store property and equipment, $296.0 thousand for lease termination fees and other facility closure costs and $50.0 thousand for severance and employee benefits costs. As of September 30, 2000, all amounts accrued in conjunction with the closures had been paid. In addition, in connection with the store closures, the Company recognized inventory write-offs of approximately $150.0 thousand, which are included in cost of goods sold.


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



                                       5                             (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


       Pro forma consolidated net sales, net earnings (loss) and diluted net earnings (loss) per common share for the three and nine months ended September 30, 1999, assuming the disposition had occurred on January 1, 1999, are as follows (in thousands, except for per common share amount):

                                                      THREE MONTHS    NINE MONTHS
                                                          ENDED          ENDED
                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                          1999            1999
                                                        --------        --------
       Net sales                                        $ 17,356        $ 37,386
       Net earnings (loss)                                   554          (1,516)
       Diluted net earnings (loss) per common share         0.07           (0.20)
                                                        ========        ========


(4)   INVENTORIES

       Inventories at December 31, 1999 and September 30, 2000 consist of the following:

                                    1999                 2000
                                -----------          -----------
       Piece goods              $ 2,268,287          $   959,904
       Work in process            1,353,743            1,446,393
       Finished goods             6,900,333            5,432,863
                                -----------          -----------
                                $10,522,363          $ 7,839,160
                                ===========          ===========


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

       As of September 30, 2000, $7.5 million of borrowings, bearing interest at 10.25% and $1.5 million of commercial letters of credit were outstanding under the credit facility. Available borrowings at September 30, 2000 were $7.3 million. The Company expects to have sufficient financing to meet its working capital needs through the expiration of the arrangement.

       Prior to June 14, 2000, the Company had a $10.0 million line of credit facility with a bank.



                                       6                             (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


(6)    NET EARNINGS (LOSS) PER WEIGHTED AVERAGE COMMON SHARE

       Basic and diluted net earnings (loss) per weighed average common share is based on the weighted average number of common shares outstanding, which was 7,765,769 for the three and nine months ended September 30, 1999 and 7,765,899 and 7,765,812 for the three and nine months ended September 30, 2000. The effect of stock options outstanding during the three and nine months ended September 30, 1999 and 2000 were not included in the computation of diluted net earnings (loss) per weighted average common share because the effect would have been antidilutive.


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




                                       7                             (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


       The Company evaluates performance based on stand-alone division earnings
       (loss) before income taxes. The following information is provided in thousands:

                                            MC       FLAPDOODLES      AVE     ELIMINATIONS   CONSOLIDATION
                                         --------    -----------    -------   ------------   -------------
       THREE MONTHS ENDED
          SEPTEMBER 30, 1999
       Net sales                         $ 10,784       6,572        3,078         --            20,434
       Operating earnings (loss)            1,163        (370)         (72)        --               721
       Earnings (loss) before income
          tax expense (benefit)             1,105        (672)         118          925           1,476

       THREE MONTHS ENDED
          SEPTEMBER 30, 2000
       Net sales                         $ 14,276       4,679         --           --            18,955
       Operating earnings                   1,487          33         --           --             1,520
       Earnings (loss) before income
          tax expense (benefit)             1,335        (347)        --            381           1,369

       NINE MONTHS ENDED
          SEPTEMBER 30, 1999
       Net sales                         $ 21,912      15,474        8,039         --            45,425
       Operating loss                        (353)     (1,982)      (2,226)        --            (4,561)
       Earnings (loss) before income
          tax expense (benefit)              (545)     (2,857)      (3,303)       3,319          (3,386)
       Total assets                        17,410      16,010        1,034        3,322          37,776

       NINE MONTHS ENDED
          SEPTEMBER 30, 2000
       Net sales                         $ 30,629      15,106         --           --            45,735
       Operating loss                        (196)     (2,276)        --           --            (2,472)
       Earnings (loss) before income
          tax expense (benefit)              (537)     (3,419)        --          1,144          (2,812)
       Total assets                        21,086      13,581         --         (4,834)         29,833


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

       During the second quarter of 2000, the Company closed twelve of its thirteen Flapdoodles outlet stores and recognized a nonrecurring operating charge of approximately $1.0 million. The nonrecurring charge consisted of $654.0 thousand for the write-off of store property and equipment, $296.0 thousand for lease termination fees and other facility closure costs and $50.0 thousand for severance and employee benefits costs. As of September 30, 2000, all amounts have been paid. In addition, in connection with the store closures, the Company recognized inventory write-offs of approximately $150.0 thousand, which are included in cost of goods sold.

       On September 2, 1999, the Company completed the sale of substantially all of the assets, properties and rights of AVE to de V & P, Inc. for $9.77 million in cash and the assumption of certain liabilities of AVE. Cash proceeds received at closing of $8.1 million, net of transaction and related costs, were used by the Company to pay down borrowings under its bank credit facility. A post-closing adjustment of approximately $920.0 thousand was also in the sale price. The Company recognized a pre-tax gain of approximately $646.0 thousand on the sale.

       Management believes that the Company's prospects for improved operating results for the remainder of 2000 are better due to the improving outlook of MC and the closing of Flapdoodles' outlet stores. Failure of Flapdoodles to achieve profitability could negatively impact the recoverability of the carrying value of assets, including goodwill.

       The following table sets forth information with respect to the percentage relationship to net sales of certain items of the Company's consolidated statements of operations for the three and nine months ended September 30, 1999 and 2000.

                                                           THREE MONTHS             NINE MONTHS
                                                               ENDED                   ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                         ------------------      ------------------
                                                          1999        2000        1999        2000
                                                         ------      ------      ------      ------
       Net sales                                         100.0%      100.0%      100.0%      100.0%
                                                         -----       -----       -----       -----
       Gross profit                                       29.7        30.6        23.8        24.7
       Selling, general and administrative
            expenses                                      26.2        22.5        33.8        27.9
       Outlet store closing costs                           --          --          --         2.2
                                                         -----       -----       -----       -----
       Operating earnings (loss)                           3.5         8.1       (10.0)       (5.4)
       Other income, net                                   1.4         0.2         2.5         0.3
       Gain on sale of Adrienne Vittadini Division         3.2          --         1.4          --
       Interest expense, net                              (0.9)       (1.0)       (1.3)       (1.0)
       Income tax expense (benefit)                        2.4         2.8        (2.5)        0.5
                                                         -----       -----       -----       -----

       Net earnings (loss)                                 4.8%        4.5%       (4.9)%      (6.6)%
                                                         =====       =====       =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales. Net sales decreased 7.2%, from $20.4 million in 1999 to $19.0 million in 2000. Higher sales were achieved at MC. Net sales of MC increased 32.4% from $10.8 million in 1999 to $14.3 million in 2000. MC introduced a new line this year that contributed about 84% of the MC sales increase in this quarter. Net sales of Flapdoodles declined 28.8% from $6.6 million in 1999 to $4.7 million in 2000. Flapdoodles' sales declined due to the closing of its outlet stores in April 2000. Net sales of AVE were $3.1 million in 1999. Excluding net sales of AVE, net sales increased 9.2% from 1999 to 2000.

Gross profit. Gross profit decreased 4.7%, from $6.1 million in 1999 to $5.8 million in 2000 primarily as a result of lower net sales due primarily to the sale of AVE. As a percentage of net sales, gross profit increased from 29.7% in 1999 to 30.6% in 2000. Gross profit as a percentage of net sales was positively impacted by the desposition of AVE.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 20.2%, from $5.4 million in 1999 to $4.3 million in 2000. As a percentage of net sales, SG&A decreased from 26.2% in 1999 to 22.5% in 2000. The decrease in dollar amount is attributable to the disposition of AVE and the closing of Flapdoodles' outlet stores, partially offset by higher variable expense at MC related to the higher sales volume. The decline as a percentage of net sales is attributed to a reduction in certain fixed costs. SG&A of MC increased 30.4% from $2.3 million in 1999 to $3.0 million in 2000. SG&A of Flapdoodles decreased 38.1% from $2.1 million in 1999 to $1.3 million in 2000.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, decreased 88.3% from $287.3 thousand in 1999 to $33.5 thousand in 2000. The decrease is attributed to the decline in licensing income as a result of the sale of AVE, which contributed $254.0 thousand of licensing income in the 1999 period.

Gain on sale of the Adrienne Vittadini Division. The gain on the sale of the Adrienne Vittadini division represents the pretax gain recognized on the sale of AVE described above.

Interest expense, net. Interest expense, net increased 3.5%, from $178.8 thousand in 1999 to $185.0 thousand in 2000, primarily as a result of lower average outstanding borrowings partially offset by higher interest rates.

Income tax expense (benefit). Income tax expense (benefit) was $494.0 thousand in 1999 compared with $526.0 thousand in 2000. The Company's effective income tax rate increased from 33.5% in 1999 to 38.4% for 2000 because of a reduction in gross deferred tax assets in 2000.

Net earnings (loss). Net earnings (loss) changed from $981.6 thousand in 1999 to $842.8 thousand in 2000 as a result of the aforementioned items.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales. Net sales increased 0.7%, from $45.4 million in 1999 to $45.7 million in 2000. Higher sales were achieved at MC. Net sales of MC increased 39.8% from $21.9 million in 1999 to $30.6 million in 2000. During the first quarter of 2000, MC introduced a new line, which contributed about 65% of the MC sales increase. MC's sales have also improved due to increased distribution. Net sales of Flapdoodles declined 2.4% from $15.5 million in 1999 to $15.1 million in 2000. Net sales of AVE were $8.0 million in 1999. Excluding net sales of AVE, net sales increased 22.3% from 1999 to 2000.

Gross profit. Gross profit increased 4.8%, from $10.8 million in 1999 to $11.3 million in 2000. As a percentage of net sales, gross profit increased from 23.8% in 1999 to 24.7% in 2000. Gross profit was positively impacted by the disposition of AVE.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 16.8%, from $15.4 million in 1999 to $12.8 million in 2000. As a percentage of net sales, SG&A expenses decreased from 33.8% in 1999 to 27.9% in 2000, primarily as a result of higher sales. The decrease in dollar amount is attributable to the disposition of AVE, partially offset by higher variable expense at MC related to the higher sales volume. SG&A of MC increased 32.8% from $6.1 million in 1999 to $8.1 million in 2000. SG&A of Flapdoodles declined 21.7% from $6.0 million in 1999 to $4.7 million in 2000.

Outlet store closing costs. Outlet store closing costs relate to the closing of twelve of Flapdoodles' thirteen retail outlets, as described in the overview.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, decreased 89.7% from $1.1 million in 1999 to $117.0 thousand in 2000. The decrease is attributed to the decline in licensing income as a result of the sale of AVE, which contributed $1.0 million of licensing income in 1999.

Gain on sale of the Adrienne Vittadini Division. The gain on the sale of the Adrienne Vittadini division represents the pretax gain recognized on the sale of AVE described above.

Interest expense, net. Interest expense, net decreased 25.1% from $609.6 thousand in 1999 to $456.9 thousand in 2000, primarily as the result of lower average outstanding borrowings partially offset by higher interest rates.

Income tax expense (benefit). Income tax expense (benefit) increased from ($1.1 million) in 1999 to $226.0 thousand in 2000. The change in the Company's effective income tax rate from (33.5%) in 1999 to 8.0% in 2000 was because of a reduction in gross deferred tax assets in 2000.

Net earnings (loss). Net earnings (loss) increased from ($2.3 million) in 1999 to ($3.0 million) in 2000 as a result of the aforementioned items.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Back-to-School, Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for fall and holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from Back-to-School and Fall collections, the Company's largest selling seasons, and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 50% lower than in other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and accounts receivable, and bear interest at the prime rate plus .75%. The arrangement expires on June 14, 2002. As of September 30, 2000, $7.5 million of borrowings, bearing interest at 10.25% and $1.5 million of commercial letters of credit were outstanding under the credit facility. Available borrowings at September 30, 2000 were $7.3 million. The Company expects to have sufficient financing to meet its working capital needs through the expiration of the arrangement.

During the first nine months of 2000, the Company had capital expenditures of approximately $90.0 thousand, primarily to upgrade computer systems. Capital expenditures for the remainder of 2000 are expected to be $260.0 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's line of credit facility. During the first quarter of 2000, the Company also acquired the name of a small ladies' and men's apparel company for approximately $375.0 thousand, including transaction costs.

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

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that SAB 101 will have no impact on its consolidated financial statements.

During March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 clarifies certain issues, related to the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, including the accounting consequence of various modifications to the terms of previously fixed stock options. The Company adopted Interpretation No. 44 during the third quarter of 2000, in accordance with the interpretation, however, the adoption had no impact on the Company's consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of September 30, 2000, the Company's floating rate debt is based on the Prime rate. The fair market value of the Company's debt approximates its book value. If the Company's interest rates increased or decreased by 100 basis points during the nine months ended September 30, 2000, interest expense and cash flows would have increased or decreased by approximately $60.0 thousand.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in US dollars and the Company's investment in its foreign subsidiary was $140.0 thousand at September 30, 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27. Financial Data Schedule

Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 13, 2000                   /s/  S. E. Melvin Hecht
     ----------------------                -------------------------------------
                                           S. E. Melvin Hecht
                                           Vice Chairman,
                                           Chief Financial Officer and Treasurer