Form 10-K405
period 2000-12-31
MARISA CHRISTINA INC
filed 2001-04-02
CIK 923149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X

As of March 28, 2001, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $5 million based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 28, 2001. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                 Class                            Outstanding at March 28, 2001
                 -----                            -----------------------------
Common stock, par value $0.01 per share                  7,299,785 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
Part I

Item 1.  Business ...................................................................    1

Item 2.  Properties .................................................................    5

Item 3.  Legal Proceedings ..........................................................    6

Item 4.  Submission of Matters to a Vote of Security Holders ........................    6

    --   Executive Officers of Registrant ...........................................    6

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ......    7

Item 6.  Selected Financial Data ....................................................    8

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ......................................................    9

Item 7a. Quantitative and Qualitative Disclosures about Market Risk .................   14

Item 8.  Consolidated Financial Statements and Supplementary Data ...................   15

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .......................................................   37

Part III

Item 10. Directors and Executive Officers of Registrant .............................   37

Item 11. Executive Compensation .....................................................   37

Item 12. Security Ownership of Certain Beneficial Owners and Management .............   37

Item 13. Certain Relationships and Related Transactions .............................   37

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........   38

PART I

ITEM 1.  BUSINESS

OVERVIEW

Marisa Christina, Incorporated (the "Company") designs, manufactures, sources and markets a broad line of high quality clothing for women primarily under the Marisa Christina(TM) label. Prior to December 2000, the Company also designed, manufactured, sourced and marketed a broad line of high quality clothing for children under the Flapdoodles(TM) label.

Founded in 1971, the Company had several ownership changes prior to its public offering in 1994. The Company acquired Flapdoodles, Inc. in 1993 and Adrienne Vittadini Enterprises, Inc. in 1996. In September 1999 and December 2000, the Company disposed of substantially all the assets, property and rights of Adrienne Vittadini Enterprises, Inc. and Flapdoodles, Inc., respectively.

The Company's business strategy is to: (i) offer distinctive products that reflect consumer preferences, (ii) introduce new products, (iii) expand distribution through new and existing channels, (iv) minimize inventory risk and
(v) emphasize customer service.

PRINCIPAL PRODUCT LINES

Marisa Christina

The Company is best known for its high quality sweaters characterized by classic, timeless styling, unique details, exciting yarns and textures, and special occasion designs. Marisa Christina's product line also includes a selection of other "classic look" garments encompassing knitted and casual sportswear and complementary pieces such as skirts, slacks and jackets, many of which are also produced in large sizes. Suggested retail prices for Marisa Christina products range from $80.00 to $140.00 for a sweater, $40.00 to $60.00 for a specialty T-shirt and $50.00 to $100.00 for a woven skirt or pants.

Marisa Christina offers four "lines" per year. These are marketed under four primary labels: Marisa Christina, Mary Jane Marcasiano, Christina Rotelli and NYBased. Each of the four offerings cover various seasons, i.e., fall, holiday, resort and spring. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each line consists of approximately 200 styles organized into approximately fifteen to eighteen groupings. In addition, the Company offers large sizes, as well as private label and exclusive merchandise under various labels. Exclusive and private label merchandise is an important factor in Marisa Christina's overall offerings. NYBased also markets a modest line of better menswear.

In each selling season, the Company also offers a selection of complementary blouses, skirts, pants and jackets, which when combined with sweaters, creates complete outfits. The Company estimates that approximately 90% of Marisa Christina customers order complementary pieces, and it is Marisa Christina's policy to ship these orders as a group so that it can create a single, unified display of merchandise. In addition, certain designs and colors are designated as exclusive merchandise for customers seeking to differentiate themselves from other retailers by creating broad identity and signature looks.

Flapdoodles

Until December 2000, the Company offered casual yet fashionable clothing for children under the Flapdoodles(TM) labels. Flapdoodles(TM) products consisted of infants' and childrens' sportswear in sizes six months through size 14, swimwear, outerwear and accessories. Flapdoodles was sold on December 29, 2000.

DESIGN, PRODUCTION AND RAW MATERIALS

The Company has a staff of 11 designers and merchandisers located in New York City and 7 merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for certain labels and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers with expertise in the new product area. Designers are selected on their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology. The Company believes that its ability to create fresh and original designs while maintaining the "look" of each of its labels is critical for success.

The design staff constantly monitors emerging trends in fashions and popular culture and travels to Europe during the year in order to stay abreast of new designs and trends. The Company also subscribes to design services that summarize fashion trends worldwide. The design process generally requires ten to twelve weeks from the initial concept stage to completion of sample garments for a seasonal offering. The process begins with concept boards, developed by the Company's design staff, showing style and color ideas. After review by senior executives and sales staff, certain concept boards are selected for further development. From these selections, new boards are created showing detailed designs for garments and, after further review, drawings are selected to be produced as prototype samples. The Company's merchandisers in Hong Kong, as well as agents throughout Europe and Asia, work with manufacturers in executing and correcting all prototype samples. Prototype samples are reviewed by the design staff, as well as senior executives and sales staff, before final showroom samples are created, which generally requires six to eight weeks.

To minimize inventory risk, the Company normally places orders for the production of the large majority of its merchandise only upon receipt of customer orders.

The Company negotiates with suppliers for the purchase of all raw materials required for use by its United States contractors, in accordance with its specifications and based on orders taken for the upcoming season. Raw materials required for use by the Company's foreign-based contractors are procured by the contractors in accordance with the Company's specifications. Approximately one-third of the garments in the Marisa Christina product line consist of sweaters that have been knit in The People's Republic of China. Turkey is also a significant source of supply to the Company.

The Company's products may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternate sources of production could be found.

Management of the Company believes raw materials to be readily available and can be provided from a number of alternative suppliers.

SALES AND MARKETING

Marisa Christina has a direct sales force of eight full-time salespersons located in its New York showroom who are compensated on a salaried basis. The direct sales force is responsible for Marisa Christina's large department store and specialty store chain accounts. Marisa Christina also utilizes independent sales representatives who market Marisa Christina products to independent specialty stores and boutiques and are compensated on a commission basis. In many cases, these representatives also market products of other non-competing apparel companies that have been approved by the Company. In addition, Marisa Christina has arrangements with independent distributors in Canada that sell to various accounts outside the United States on a royalty basis and a licensing arrangement in Japan. The Company also operated thirteen outlet stores featuring the Flapdoodles(tm) product line until the second quarter of 2000.

TRADEMARKS

The Company owns all rights, title and interest in the Marisa Christina and its other trademarks. Marisa Christina's trademarks are registered in the U.S. Patent and Trademark Office and also in many foreign countries.

The Company diligently and vigorously protects its original designs against infringement.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company's largest selling seasons and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, are shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in the other selling seasons. In 2000, net sales of the Company's products were $17.6 million in the first quarter, $9.2 million in the second quarter, $19.0 million in the third quarter and $12.3 million in the fourth quarter. Net sales in 2000 included sales of Flapdoodles, which was sold in December 2000, of $7.1 million in the first quarter, $3.4 million in the second quarter, $4.7 million in the third quarter and $3.6 million in the fourth quarter.

CUSTOMERS

The Company's products, excluding Flapdoodles, are sold in approximately 4,300 individual stores by over 2,300 retailers. Approximately 41% of the Company's 2000 net sales, excluding the Flapdoodles division, consisted of sales to specialty stores and specialty store chains, including Talbots and Irresistibles and 39% consisted of sales to department stores, including Dillards, Federated Department Stores, Saks Incorporated, and Nordstrom. The balance was sold to catalog merchandisers, off-price retailers and others. In 2000, Saks Incorporated and Dillards accounted for approximately 14% and 12%, respectively, of the Company's net sales and were the only customers that accounted for more than 5% of the Company's net sales.

BACKLOG ORDERS

At February 28, 2001, the Company had unfilled customer orders of approximately $15.2 million compared with $12.2 million at February 29, 2000, excluding AVE and Flapdoodles. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping of orders to the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections and returns of orders do not materially reduce the amount of sales realized from its backlog.

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

EMPLOYEES

As of December 31, 2000, the Company, excluding Flapdoodles, employed approximately 70 people, including 4 executives, 13 persons in sales, retail, marketing and advertising, 18 persons in design and merchandising, 22 persons in administration, 6 persons in quality control and finishing and 7 persons in production. All employees are nonunion and management believes its relations with all employees are good.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601. As of December 31, 2000, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

                                                                              APPROXIMATE
      LOCATION                                FUNCTION                       SQUARE FOOTAGE
      --------                                --------                       --------------
North Bergen, New Jersey        Executive offices                                  8,000

New York, New York              Showroom and design offices                       21,600

Hong Kong                       Production and quality control offices             2,300

Marisa Christina has outsourced its receiving, warehousing and shipping functions to a third party adjacent to its North Bergen facility. Under the outsourcing agreement the Company pays a fixed handling charge per unit with no minimum rent.

The Company believes that its existing facilities are well maintained, in good operating condition and that its existing facilities will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000 covered by this report.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth the names of the principal executive officers of Marisa Christina, Incorporated, their positions with the Company, and their principal business experience for the last five years.

      Name                 Age                    Position
      ----                 ---                    --------
Michael H. Lerner          56     Chairman of the Board of Directors, Chief
                                      Executive Officer and President

S. E. Melvin Hecht         66     Vice Chairman of the Board of Directors, Chief
                                      Financial Officer and Treasurer

G. Michael Dees            47     President of Marisa Christina Apparel and
                                      Director

Christine M. Carlucci      43     Executive Vice-President of Administration and
                                      Operations, Secretary and Director

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol ("MRSA"). The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 2000. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                  2000
                           -----------------
QUARTER                     HIGH        LOW
---------                  ------     ------
First                           2      1-5/8

Second                          2      1-1/2

Third                       1-3/4          1

Fourth                      1-3/8        3/8

                                  1999
                           -----------------
QUARTER                     HIGH        LOW
---------                  ------     ------
First                           2      1-1/8

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

The number of shareholders of record of the Company's Common Stock as of March 28, 2001, was 59. The Company believes there are approximately 500 beneficial holders of the Company's Common Stock.

On December 14, 1994, the Company announced an open market purchase program for its Common Stock. The Company has purchased 830,000 shares of Common Stock pursuant to this program.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                             2000       1999       1998        1997        1996
                                                           --------   --------   --------    --------    --------
Net sales (1,2)                                            $ 57,985   $ 62,508   $ 74,607    $ 91,400    $115,537
Gross profit                                                 12,194     15,788     19,230      20,164      39,952
Selling, general and administrative expenses                 16,703     20,036     24,953      30,002      29,468
Restructuring and asset impairment charges                       --         --     20,275       1,263          --
Outlet store closing costs                                    1,006         --         --          --          --
Operating earnings (loss)                                    (5,515)    (4,248)    (25,998)    (11,101)    10,484
Earnings (loss) before income tax
    expense (benefit) (3)                                    (13,725)   (3,128)    (24,535)    (8,980)     11,920
Income tax expense (benefit)                                    437      5,151     (8,227)     (2,988)      4,543
Net earnings (loss)                                          (14,162)   (8,279)    (16,308)    (5,992)      7,377
Comprehensive income (loss)                                  (14,162)   (8,279)    (16,307)    (6,067)      7,377
Earnings (loss) per weighted average common
    share amounts:
      Basic                                                   (1.82)     (1.07)     (2.03)      (0.72)       0.87
      Diluted                                                 (1.82)     (1.07)     (2.03)      (0.72)       0.86
Weighted average common shares outstanding:
      Basic                                                   7,761      7,766      8,053       8,369       8,494
      Diluted                                                 7,761      7,766      8,053       8,369       8,552

                                                                               DECEMBER 31,
                                                           ------------------------------------------------------
                                                             2000       1999       1998        1997        1996
                                                           --------   --------   --------    --------    --------
Working capital                                            $  6,556   $ 13,235   $  8,912    $ 11,941    $ 17,626
Total assets                                                 10,355     30,532     44,429      65,197      66,200
Stockholders' equity                                          7,268     21,884     30,163      47,195      54,215

(1) Net sales for the years ended December 31, 1999, 1998, and 1997 include net sales of $8.0 million, $19.7 million and $29.9 million, respectively, from the Company's Adrienne Vittadini Division, which the Company sold in September 1999.

(2) Net sales for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 include net sales of $18.7 million, $20.0 million, $29.5 million, $32.6 million, and $29.7 million, respectively, from the Company's Flapdoodles division, which the Company sold in December 2000.

(3) Loss before income tax expense for the year ended December 31, 2000 includes a loss on the sale of the Company's Flapdoodles division of approximately $7.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

In order to reverse the trend of continuing losses, the Company has undertaken a number of initiatives over the past four years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. Most significantly, in an effort to refocus its resources on its core business, the Marisa Christina product lines, the Company disposed of its Flapdoodles division (Flapdoodles) in 2000 and its Adrienne Vittadini division (AVE) in 1999.
Accordingly:

     - On December 29, 2000, the Company sold substantially all the assets, properties and rights of Flapdoodles to Flap 2001, Inc., a Delaware corporation owned by one of the Company's directors and a senior member of management on that date (the "Purchaser"), for (i) $4.3 million in cash, (ii) 456,984 shares of the Company's common stock and 280,000 stock options to acquire the Company's common stock held by the Purchaser and (iii) the assignment of certain liabilities of Flapdoodles. Proceeds to the Company of $4.2 million, net of transaction and related costs, were used by the Company to pay down borrowings under its credit facility. The Company recognized a loss of approximately $7.9 million on the sale.

     - Additionally, during the second quarter of 2000, the Company closed twelve of its thirteen Flapdoodles outlet stores and recognized a nonrecurring operating charge of approximately $1.0 million. The nonrecurring charge consisted of $654.0 thousand for the write-off of store property and equipment, $296.0 thousand for lease termination fees and other facility closure costs and $50.0 thousand for severance and employee benefits costs.

     - On September 2, 1999, the Company sold substantially all of the assets, properties and rights of AVE to de V & P, Inc. for $10.4 million in cash and the assignment of certain liabilities of AVE. The Company recognized a pre-tax gain of approximately $645.9 thousand on the sale.

Flapdoodles and AVE contributed approximately $2.0 million, $4.6 million and $23.8 million to the Company's 2000, 1999 and 1998 operating losses, respectively. While there can be no assurance, management believes that it has better positioned the Company to return to profitability in 2001 due to its refocus on its core business.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the years ended December 31, 2000, 1999 and 1998.

Net sales                                               100.0 %    100.0%    100.0 %
                                                       ---------  --------  ---------

Gross profit                                             21.0       25.3      25.7
Selling, general and administrative expenses             28.8       32.1      33.4
Outlet store closing costs                                1.7         --        --
Restructuring and asset impairment charges                 --         --      27.1
                                                       ---------  --------  ---------
           Operating loss                                (9.5)      (6.8)    (34.8)

Loss on the sale of the Flapdoodles division            (13.6)        --        --
Gain on the sale of the Adrienne Vittidini division        --        1.0        --
Interest expense, net                                    (1.0)      (1.2)     (0.9)
Other income, net                                         0.5        2.0       2.9
Income tax expense (benefit)                              0.8        8.2     (11.0)
                                                       ---------  --------  ---------
           Net loss                                     (24.4)%    (13.2)%   (21.8)%
                                                       =========  ========  =========

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Net sales. Net sales decreased 7.2%, from $62.5 million in 1999 to $58.0 million in 2000. Higher sales at the Marisa Christina division ("MC") were offset by declines in sales at Flapdoodles and AVE, prior to their dispositions. Net sales of MC increased 14.0% from $34.5 million in 1999 to $39.3 million in 2000. Net sales of Flapdoodles declined 6.5% from $20.0 million in 1999 to $18.7 million in 2000. Net sales of AVE were $8.0 million in 1999. Excluding net sales of AVE, net sales increased 6.5% from $54.5 million in 1999 to $58.0 million in 2000.

MC's sales improved due to new customers and increased distribution. The decline in sales at Flapdoodles was principally the result of the closing of its outlet stores.

Gross profit. Gross profit decreased 22.8%, from $15.8 million in 1999 to $12.2 million in 2000 primarily as a result of lower sales. As a percentage of net sales, gross profit decreased from 25.3% in 1999 to 21.0% in 2000. The decline in the gross profit percentage was attributable primarily to the impact that certain fixed costs, associated with design and production, had on lower sales volume and to competitive pressures on pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 16.6%, from $20.0 million in 1999 to $16.7 million in 2000. As a percentage of net sales, SG&A decreased from 32.1% in 1999 to 28.8% in 2000. The decrease in dollar amount is attributable to the disposition of AVE and the closing of the outlet stores offset by higher variable expense at MC related to the higher sales volume. SG&A of MC was $8.6 million in 1999 and $10.8 million in 2000. SG&A of Flapdoodles was $8.1 million in 1999 and $5.9 million in 2000. SG&A of AVE was $3.3 million in 1999.

Outlet store closing costs. Outlet store closing costs of $1.0 million in 2000 relate to the closing of twelve of Flapdoodles's thirteen retail outlets, as described in the overview.

Loss on the sale of the Flapdoodles division. Loss on the sale of the Flapdoodles division of $7.9 million in 2000 represents the pretax loss recognized on the disposition as described in the overview.

Interest expense, net. Interest expense, net decreased 19.2% from $752.9 thousand in 1999 to $608.1 thousand in 2000, primarily as the result of lower average outstanding borrowings partially offset by higher interest rates.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, decreased 77.3% from $1.2 million in 1999 to $279.0 thousand in 2000. The decrease is attributed to the decline in licensing income resulting from the sale of AVE, in 1999.

Income tax expense (benefit). In 2000 the Company had income tax expense of $437.2 thousand compared with $5.2 million in 1999. In computing taxes for 2000 and 1999, management increased tax valuation allowances by $5.3 million and $6.1 million, respectively. At December 31, 2000, the Company has net deferred tax assets of $13.5 million before a valuation allowance of $13.5 million. The Company's deferred tax assets relate principally to net operating losses. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible and net operating loss carryforwards are available for use.

Net loss. Net loss increased from $8.3 million in 1999 to $14.2 million in 2000 as a result of the aforementioned items. On a proforma basis, assuming the sale of AVE and Flapdoodles occurred on January 1, 1999, the Company's net loss in 2000 would have been $1.7 million and its 1999 results would have been net earnings of approximately $500 thousand.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Net sales. Net sales decreased 16.2%, from $74.6 million in 1998 to $62.5 million in 1999. Higher sales at MC were offset by declines in sales at Flapdoodles and AVE, prior to their disposition. Net sales of MC increased 35.7% from $25.4 million in 1998 to $34.5 million in 1999. Net sales of Flapdoodles declined 32.2% from $29.5 million in 1998 to $20.0 million in 1999. Net sales of AVE declined 59.2% from $19.7 million in 1998 to $8.0 million in 1999. Excluding net sales of AVE, net sales were virtually unchanged from 1998 to 1999.

MC's sales improved due to new customers and increased distribution. The decline in sales of Flapdoodles was principally the result of lower sales to department stores as a result of management's decision to no longer sell to certain low margin accounts.

Gross profit. Gross profit decreased 17.9%, from $19.2 million in 1998 to $15.8 million in 1999 primarily as a result of lower sales. As a percentage of net sales, gross profit decreased from 25.7% in 1998 to 25.3% in 1999. The decline in the gross profit percentage was attributable primarily to the impact that certain fixed costs, associated with design and production, had on lower sales volume. Gross profit of MC and Flapdoodles for 1999 was $14.7 million in the aggregate or 26.9% of their combined net sales.

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

Restructuring and asset impairment charges. The Company terminated two executives of AVE. As a result of the terminations and the operating results of AVE, the Company recognized a restructuring charge of approximately $3.8 million and an asset impairment charge with respect to goodwill of approximately $16.5 million in the consolidated statement of operations in 1998.

Gain on the sale of the Adrienne Vittadini division. Gain on the sale of the Adrienne Vittadini division of $645.9 thousand in 1999 represents the pretax gain recognized on the disposition, as described in the overview.

Interest expense, net. Interest expense, net increased 10.3% from $682.6 thousand in 1998 to $752.9 thousand in 1999, primarily as the result of higher average outstanding borrowings and higher interest rates being charged on the Company's bank line facility.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, decreased 42.8% from $2.1 million in 1998 to $1.2 million in 1999. The decrease is attributed to the decline in licensing income and the sale of AVE, which contributed $1.0 million of the licensing income in 1999.

Income tax expense (benefit). In 1999 the Company had income tax expense of $5.2 million compared with an income tax benefit of $8.2 million in 1998. In computing taxes for 1998 and 1999, management increased tax valuation allowances by $1.4 million and $6.1 million, respectively. The 1999 valuation allowance adjustment was recorded during the fourth quarter. At December 31, 1999, the Company has net deferred tax assets of $8.6 million before a valuation allowance of $6.1 million. The Company's deferred tax assets relate principally to net operating losses. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible and net operating loss carryforwards are available for use.

Net loss. Net loss decreased from $16.3 million in 1998 to $8.3 million in 1999 as a result of the aforementioned items.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company's largest selling season and Holiday, the Company's next largest season, is shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5 to 10% lower than in the other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and accounts receivable, and bear interest at the prime rate plus .75%. The arrangement expires on June 14, 2002. There were no borrowings outstanding and $2.1 million of commercial letters of credit outstanding under the credit facility at December 31, 2000. Available borrowings at December 31, 2000 were $4.8 million. The Company expects to have sufficient financing and funds generated by operations, if any, to meet its working capital needs throughout 2001.

During 2000, the Company had capital expenditures of approximately $166.6 thousand, primarily to upgrade computer systems. Capital expenditures for 2001 are expected to be $300 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's line of credit facility.

CHANGES IN ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 in January 2001, in accordance with the pronouncement, however, such adoption has no impact on its consolidated financial statements.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of December 31, 2000, the Company's floating rate debt is based on prime rate. The fair market value of the Company's outstanding debt approximates its fair value. If the Company's interest rates changed by 100 basis points during the year ended December 31, 2000, interest expense would have changed by approximately $90.0 thousand.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140.0 thousand at December 31, 2000.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Independent Auditors' Report                                                 16

Consolidated Financial Statements:

   Consolidated Balance Sheets - December 31, 2000 and 1999                  17

   Consolidated Statements of Operations and Comprehensive Loss -
      Years ended December 31, 2000, 1999 and 1998                           18

   Consolidated Statements of Stockholders' Equity  -
      Years ended December 31, 2000, 1999 and 1998                           19

   Consolidated Statements of Cash Flows -
      Years ended December 31, 2000, 1999 and 1998                           20

Notes to Consolidated Financial Statements                                   22

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




New York, New York
March 6, 2001

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 2000 and 1999


                                                                            2000              1999
                                                                        ------------      ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                           $  3,240,052      $    346,006
    Trade accounts receivable, less allowance for doubtful accounts
      of $166,824 in 2000 and $253,264 in 1999                             3,633,369         8,624,566
    Inventories                                                            2,471,925        10,522,363
    Prepaid expenses and other current assets                                297,677         2,389,588
                                                                        ------------      ------------
         Total current assets                                              9,643,023        21,882,523

Property and equipment, net                                                  189,588         2,018,232
Goodwill, less accumulated amortization of $2,938,740 in 1999                     --         6,275,331
Other assets                                                                 522,058           355,614
                                                                        ------------      ------------
         Total assets                                                   $ 10,354,669      $ 30,531,700
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowings under credit facilities                                  $         --      $  4,500,000
    Trade accounts payable                                                 2,582,919         3,075,394
    Accrued expenses and other current liabilities                           503,904         1,072,339
                                                                        ------------      ------------
         Total current liabilities                                         3,086,823         8,647,733
                                                                        ------------      ------------

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized, none issued                                                     --                --
    Common stock, $.01 par value; 15,000,000 shares
      authorized, 8,586,769 shares issued in 2000 and 1999                    85,868            85,868
    Additional paid-in capital                                            31,664,680        31,653,186
    Accumulated other comprehensive loss                                     (56,600)          (56,600)
    Accumulated deficit                                                  (20,328,110)       (6,166,052)
    Treasury stock, 1,286,984 and 821,000 common shares in 2000
      and 1999, respectively, at cost                                     (4,097,992)       (3,632,435)
                                                                        ------------      ------------
         Total stockholders' equity                                        7,267,846        21,883,967

Commitments
                                                                        ------------      ------------
         Total liabilities and stockholders' equity                     $ 10,354,669      $ 30,531,700
                                                                        ============      ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss

                  Years ended December 31, 2000, 1999 and 1998


                                                            2000              1999              1998
                                                        ------------      ------------      ------------
Net sales                                               $ 57,985,462        62,507,833      $ 74,607,115
Cost of good sold                                         45,791,642        46,719,629        55,377,000
                                                        ------------      ------------      ------------
           Gross profit                                   12,193,820        15,788,204        19,230,115

Selling, general and administrative expenses              16,702,946        20,035,812        24,952,758
Outlet store closing costs                                 1,005,417                --                --
Restructuring and asset impairment charges                        --                --        20,275,306
                                                        ------------      ------------      ------------
           Operating loss                                 (5,514,543)       (4,247,608)      (25,997,949)

Loss on the sale of the Flapdoodles division              (7,881,228)               --                --
Gain on the sale of the Adrienne Vittadini division               --           645,899                --
Interest expense, net                                       (608,084)         (752,938)         (682,558)
Other income, net                                            279,015         1,226,739         2,145,481
                                                        ------------      ------------      ------------
           Loss before income tax expense (benefit)      (13,724,840)       (3,127,908)      (24,535,026)

Income tax expense (benefit)                                 437,218         5,151,372        (8,226,807)
                                                        ------------      ------------      ------------
           Net loss                                      (14,162,058)       (8,279,280)      (16,308,219)

Other comprehensive income, net of tax--
    foreign currency translation adjustment                       --               400               924
                                                        ------------      ------------      ------------
           Comprehensive loss                           $(14,162,058)       (8,278,880)     $(16,307,295)
                                                        ============      ============      ============
Basic and diluted net loss per weighted average
    common share                                        $      (1.82)            (1.07)     $      (2.03)
                                                        ============      ============      ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998


                                                                                        Accumulated
                                                                                          Other
                                                 Common stock            Additional    Comprehensive    Retained
                                          ---------------------------     Paid-in         Income        Earnings       Treasury
                                             Shares         Amount        Capital         (Loss)        (Deficit)       Stock
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997                 8,586,769   $     85,868   $ 31,653,186   $    (57,924)  $ 18,421,447   $ (2,907,430)
Net loss for the year ended
    December 31, 1998                               --             --             --             --    (16,308,219)            --
Purchase of treasury stock, at cost                 --             --             --             --             --       (725,005)
Other comprehensive income                          --             --             --            924             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998                 8,586,769         85,868     31,653,186        (57,000)     2,113,228     (3,632,435)
Net loss for the year ended
    December 31, 1999                               --             --             --             --     (8,279,280)            --
Other comprehensive income                          --             --             --            400             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999                 8,586,769         85,868     31,653,186        (56,600)    (6,166,052)    (3,632,435)
Net loss for the year ended
    December 31, 2000                               --             --             --             --    (14,162,058)            --
Treasury stock received from the sale
    of the Flapdoodles division                     --             --             --             --             --       (456,984)
Purchase of treasury stock, at cost                 --             --             --             --             --         (8,573)
Other                                               --             --         11,494             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000                 8,586,769   $     85,868   $ 31,664,680   $    (56,600)  $(20,328,110)  $ (4,097,992)
                                          ============   ============   ============   ============   ============   ============

                                              Total
                                          ------------
Balance at December 31, 1997              $ 47,195,147
Net loss for the year ended
    December 31, 1998                      (16,308,219)
Purchase of treasury stock, at cost           (725,005)
Other comprehensive income                         924
                                          ------------
Balance at December 31, 1998                30,162,847
Net loss for the year ended
    December 31, 1999                       (8,279,280)
Other comprehensive income                         400
                                          ------------
Balance at December 31, 1999                21,883,967
Net loss for the year ended
    December 31, 2000                      (14,162,058)
Treasury stock received from the sale
    of the Flapdoodles division               (456,984)
Purchase of treasury stock, at cost             (8,573)
Other                                           11,494
                                          ------------
Balance at December 31, 2000              $  7,267,846
                                          ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998


                                                                    2000                1999                1998
                                                                ------------        ------------        ------------
Cash flows from operating activities:
    Net loss                                                    $(14,162,058)       $ (8,279,280)       $(16,308,219)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                               889,826           1,314,379           2,324,568
         Loss on sale of the Flapdoodles division                  7,881,228                  --                  --
         Gain on the sale of the Adrienne Vittadini
           division                                                       --            (645,899)                 --
         Deferred income tax expense (benefit)                       400,000           5,038,344          (5,128,763)
         Restructuring and asset impairment
           charges                                                        --                  --          17,025,306
         Loss on property and equipment retirements                  654,000              18,112                  --
         Bad debt expense                                            183,173             211,324             369,779
         Changes in asset and liabilities, net of effects
           from the sale of the divisions:                                                                        --
              Trade accounts receivable                            1,949,079          (2,749,898)            110,459
              Inventories                                          4,136,031          (2,695,383)          3,405,305
              Income taxes recoverable                                    --           2,943,639             698,441
              Prepaid expenses and other assets                    1,003,520            (168,423)          2,206,731
              Trade accounts payable                                (135,249)          1,480,234          (4,373,109)
              Accrued expenses and other current
                liabilities                                          156,565             150,463          (2,547,461)
                                                                ------------        ------------        ------------

           Net cash provided by (used in)
              operating activities                                 2,956,115          (3,382,388)         (2,216,963)
                                                                ------------        ------------        ------------

Cash flows from investing activities:
    Acquisitions of property and equipment                          (166,559)           (276,419)           (433,856)
    Acquisition of trademark                                        (350,000)                 --                  --
    Proceeds from the sale of the Flapdoodles division             4,300,000                  --                  --
    Proceeds from the sale of the Adrienne Vittadini
      division                                                            --           8,373,484                  --
    Receipt of amount due from the sale of the Adrienne
      Vittadini division                                             651,569                  --                  --
                                                                ------------        ------------        ------------
           Net cash provided by (used in) investing
              activities                                        $  4,435,010        $  8,097,065        $   (433,856)
                                                                ------------        ------------        ------------

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998


                                                                   2000                1999                1998
                                                               ------------        ------------        ------------
Cash flows from financing activities:
    Borrowings (repayments) under credit facilities, net       $ (4,500,000)       $ (5,350,000)       $  3,350,000
    Acquisition of treasury stock                                    (8,573)                 --            (725,005)
    Other                                                            11,494                  --                  --
                                                               ------------        ------------        ------------

           Net cash provided by (used in) financing
                activities                                       (4,497,079)         (5,350,000)          2,624,995
                                                               ------------        ------------        ------------

           Net increase (decrease) in cash and cash
                equivalents                                       2,894,046            (635,323)            (25,824)

Cash and cash equivalents at beginning of year                      346,006             981,329           1,007,153
                                                               ------------        ------------        ------------
Cash and cash equivalents at end of year                       $  3,240,052        $    346,006        $    981,329
                                                               ------------        ------------        ------------

Cash paid during the year for:
    Income taxes                                               $     34,684        $     61,778        $     64,384
                                                               ------------        ------------        ------------
    Interest                                                   $    620,851        $    765,790        $    688,994
                                                               ------------        ------------        ------------

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

          Marisa Christina, Incorporated and subsidiaries (the Company) designs, manufactures, sources and markets a broad line of high quality "better" clothing for women under the Marisa Christina(TM) and other labels. Prior to December 2000, the Company also designed, manufactured, sourced and marketed a broad line of high quality clothing for children under the Flapdoodles(tm) label.

          The Company incurred net losses of $14.2 million, $8.3 million and $16.3 million in 2000, 1999, and 1998, respectively. During 2000 and 1999, the Company disposed of the Flapdoodles and Adrienne Vittadini divisions, respectively. Also during 2000, the Company obtained a new credit facility with increased borrowing capacity (see note 6), which the Company believes is sufficient to meet its working capital needs through 2001, based on projected operating results and cash flow requirements. Failure to achieve profitability could adversely impact the Company's liquidity and the recoverability of the carrying value of its assets.

     (b)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Marisa Christina, Incorporated and its subsidiaries, each of which is wholly owned. Significant intercompany accounts and transactions are eliminated in consolidation.

     (c)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (d)  REVENUE AND RECEIVABLES

          Revenue is recognized when title transfers, which is when product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales and marketing activities, are recognized as offsets to revenues when the related sales revenue is earned.

          Prior to the sale of the Adrienne Vittadini division, the Company had licensing revenue, which was included in other income in its consolidated statements of operations and comprehensive loss. Such revenue was recognized as earned over the periods of the related licensing agreements.

                                       22                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     (e)  INVENTORIES

          Inventories are stated at the lower of cost, by the first-in, first-out method, or market.

     (f)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the respective assets (which range from five years to seven years) or, where applicable, the term of the lease, if shorter. Additions to property and equipment, as well as major renewals and betterments, are capitalized. The costs of maintenance and repairs are charged to operations as incurred. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded in operations.

     (g)  GOODWILL

          Goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. When circumstances warranted, the Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired entities. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As a result of the sales of the Flapdoodles and Adrienne Vittadini divisions in 2000 and 1999, respectively, no goodwill is recorded as of December 31, 2000.

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

     (i)  OTHER ASSETS

          Other assets consist primarily of deposits and trademarks. In January 2000, the Company purchased a trademark for approximately $375,000, which is being amortized on a straight-line basis over five years. At December 31, 2000, trademarks were net of accumulated amortization of $75,000.


                                       23                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     (j)  INCOME TAXES

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

     (k)  ADVERTISING

          The Company expenses advertising as incurred. Advertising expense for 2000, 1999 and 1998 was $373.0 thousand, $400.0 thousand and $1.1 million, respectively.

     (l)  NET LOSS PER WEIGHTED AVERAGE COMMON SHARE

          Basic and diluted net loss per weighted average common share is based on the weighted average number of common shares outstanding, which were 7,760,725, 7,765,769 and 8,053,120 for the years ended December 31, 2000, 1999 and 1998, respectively. The effect of stock options outstanding were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

     (m)  FOREIGN CURRENCY TRANSLATION

          The functional currency for the Company's foreign operation is the local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the year. Adjustments resulting from such translation are included as a separate component of accumulated other comprehensive loss.

     (n)  ACCOUNTING FOR STOCK-BASED COMPENSATION

          The Company applies the intrinsic value-based method of accounting for stock-based compensation to employees and directors, pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).

     (o)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and loans payable to banks, approximate their carrying values due to the short-term maturities of such instruments.


                                       24                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     (p)  USE OF ESTIMATES

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (q)  RECLASSIFICATIONS

          Certain amounts in 1999 and 1998 have been reclassified to conform to the presentation in 2000.


(2)  DISPOSITION OF THE FLAPDOODLES AND ADRIENNE VITTADINI DIVISIONS

     On December 29, 2000, the Company sold substantially all the assets, properties and rights of its Flapdoodles division (Flapdoodles) to Flap 2001, Inc., a Delaware corporation owned by one of the Company's directors and a senior member of management on that date (the Purchaser), for (i) $4.3 million in cash, (ii) 456,984 shares of the Company's common stock and 280,000 stock options to acquire the Company's common stock held by the Purchaser and (iii) the assignment of certain liabilities of Flapdoodles. Proceeds to the Company of $4.2 million, net of transaction and related costs, were used by the Company to pay down borrowings under its credit facility. The Company recognized a loss of approximately $7.9 million on the sale.

     The aggregate sale price for Flapdoodles' assets sold is as follows:

Cash received                                                     $ 4,300,000
Fair value of the capital stock surrendered                           456,984
Liabilities assigned to the Purchaser                               1,157,226
Transaction and related costs                                         (75,000)
                                                                  -----------
           Net proceeds                                           $ 5,839,210
                                                                  ===========

     The pre-tax loss recognized by the Company on asset values at December 29, 2000 is as follows:

Net proceeds                                                     $  5,839,210
Less:
    Accounts receivable                                             2,858,945
    Inventories                                                     3,914,407
    Prepaid expenses and other assets                                 150,378
    Equipment and leasehold improvements                            1,017,683
    Goodwill                                                        5,779,025
                                                                 ------------
           Pre-tax loss                                          $ (7,881,228)
                                                                 ============


                                       25                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     On September 2, 1999, the Company sold substantially all the assets, properties and rights of the Adrienne Vittadini division ("AVE") to de V & P, Inc. for $9.77 million in cash and the assumption of certain liabilities of AVE. Cash proceeds received at closing of $8.1 million, net of transaction and related costs, were used by the Company to pay down borrowings under its bank credit facility. A post-closing adjustment of approximately $920.0 thousand was also included in the sale price, for which approximately $650.0 thousand was reflected in prepaids and other current assets at December 31, 1999 and subsequently collected in 2000. The Company recognized a pre-tax gain of approximately $645.9 thousand on the sale.

     The aggregate sale price for the AVE assets sold is as follows:

Cash received                                                      $  9,500,000
Amount due from the buyer                                               919,534
Liabilities assumed by the buyer                                      1,898,281
Transaction and related costs                                        (1,400,151)
                                                                   ------------
            Net purchase price                                     $ 10,917,664
                                                                   ============

     The pre-tax gain recognized by the Company on asset values at September 1, 1999 is as follows:

Net purchase price                                                 $ 10,917,664
Less:
    Accounts receivable                                              (2,608,372)
    Inventories                                                        (774,000)
    Prepaid expenses and other current assets                          (335,443)
    Equipment and leasehold improvements                               (399,361)
    Goodwill                                                         (6,154,589)
                                                                   ------------
           Pre-tax gain                                            $    645,899
                                                                   ============

     Pro forma consolidated net sales, net loss and diluted net loss per weighted average common share for the years ended December 31, 2000 and 1999, assuming the dispositions had occurred on January 1, 1999, are as follows in thousands:

                                                             2000        1999
                                                           --------    --------
Net sales                                                  $ 39,267    $ 34,460
Net earnings (loss)                                          (1,687)        524
Diluted earnings (loss) per weighted average common share     (0.22)       0.07
                                                           ========    ========


                                       26                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(3)  INVENTORIES

     Inventories at December 31, 2000 and 1999 consist of the following:

                                                      2000             1999
                                                  ------------     ------------
Piece goods                                       $    132,050     $  2,268,287
Work-in-process                                             --        1,353,743
Finished goods                                       2,339,875        6,900,333
                                                  ------------     ------------
                                                  $  2,471,925     $ 10,522,363
                                                  ============     ============

     Based on management's assumptions and estimates relating to future operations, the Company has reduced its inventory value for slow moving inventory at December 31, 2000 and 1999. Actual results could differ from those estimates.

(4)  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at December 31, 2000 and 1999 consist of the following:

                                                      2000             1999
                                                  ------------     ------------
Prepaid expenses                                  $     99,657     $    383,005
Amount due from the sale of AVE                             --          651,569
Other receivables                                      198,020          955,014
Deferred tax assets                                         --          400,000
                                                  ------------     ------------
                                                  $    297,677     $  2,389,588
                                                  ============     ============

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                      2000             1999
                                                  ------------     ------------
Machinery and equipment                           $    214,456     $  1,985,220
Furniture and fixtures                                 127,996          720,573
Leasehold improvements                                  40,812        1,073,486
Transportation equipment                                    --           82,307
                                                  ------------     ------------
           Total                                       383,264        3,861,586

Less accumulated depreciation and amortization         193,676        1,843,354
                                                  ------------     ------------
                                                  $    189,588     $  2,018,232
                                                  ============     ============


                                       27                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(6)  BORROWINGS UNDER CREDIT FACILITIES

     At December 31, 2000, the Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth.

     As of December 31, 2000, there were no borrowings outstanding and $2.1 million of commercial letters of credit outstanding under the credit facility. Available borrowings at December 31, 2000 were approximately $4.8 million. The arrangement expires on June 14, 2002 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2001.

     At December 31, 1999, the Company had a $10.0 million line of credit facility with a bank. Borrowings under the facility were secured by certain of the Company's assets, primarily inventory and accounts receivable, and bore interest at the bank's prime rate plus 1.0%. The arrangement expired on June 30, 2000. As of December 31, 1999, $4.5 million of borrowings bearing interest at 9.5% were outstanding.


(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at December 31, 2000 and 1999 consist of the following:

                                                          2000          1999
                                                       ----------    ----------
 Accrued compensation                                  $   55,063    $  465,576
 Other accrued expenses                                   448,841       606,763
                                                       ----------    ----------
                                                       $  503,904    $1,072,339
                                                       ==========    ==========

(8)  RETIREMENT PLAN

     The Company sponsors a 401(k) profit sharing plan for the benefit of all eligible employees. Profit sharing expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was $157.1 thousand, $156.0 thousand and $184.0 thousand, respectively.


                                       28                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(9)  LEASES

     The Company is committed under various noncancellable operating leases for office, showroom, design and warehouse space. The leases expire on various dates through 2006. Future annual minimum lease payments under noncancellable operating leases as of December 31, 2000 are as follows:

 2001                                                              $    686,775
 2002                                                                   131,354
 2003                                                                   116,160
 2004                                                                   119,643
 2005                                                                   123,231
Thereafter                                                               10,498
                                                                   ------------
                                                                   $  1,187,661
                                                                   ============

     Total rent expense charged to operations was $1.6 million, $2.9 million and $2.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.


(10) OTHER INCOME, NET

     Other income, net for the years ended December 31, 1999 and 1998 primarily includes licensing income of $1.2 million and $2.1 million, respectively.

(11) INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                    2000             1999              1998
                                -----------      -----------       -----------
Current:
    Federal                     $        --      $        --       $(3,153,436)
    State and local                  37,218          113,028            55,392
                                -----------      -----------       -----------
                                     37,218          113,028        (3,098,044)
                                -----------      -----------       -----------
Deferred:
    Federal                         370,000        2,888,857        (5,131,818)
    State and local                  30,000        2,149,487             3,055
                                -----------      -----------       -----------
                                    400,000        5,038,344        (5,128,763)
                                -----------      -----------       -----------
                                $   437,218      $ 5,151,372       $(8,226,807)
                                ===========      ===========       ===========


                                       29                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities that are included in the net deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                                     2000               1999
                                                                 ------------       ------------
Deferred tax assets:
    Depreciation on property and equipment                       $     77,900       $         --
    Uniform inventory capitalization                                    8,082             96,601
    Accrued expenses and other assets and liabilities                 573,425            434,001
    Federal and state net operating losses                         12,577,727          8,651,989
                                                                 ------------       ------------
                                                                   13,237,134          9,182,591

Valuation allowance                                               (13,237,134)        (8,188,664)
                                                                 ------------       ------------
                                                                           --            993,927
                                                                 ------------       ------------

Deferred tax liabilities:
    Amortization of goodwill                                               --           (344,457)
    Depreciation on property and equipment                                 --           (249,470)
                                                                 ------------       ------------
                                                                           --           (593,927)
                                                                 ------------       ------------
           Net deferred tax assets                               $         --       $    400,000
                                                                 ============       ============

     At December 31, 2000, the Company had Federal net operating loss carryforwards of approximately $34.0 million, which expire in various amounts during 2018, 2019, and 2020.

     The Company's deferred tax assets relate principally to net operating losses. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Based upon the Company's recent losses, management has established valuation allowances at December 31, 2000 and 1999 of approximately $13.2 million and $8.2 million, respectively.


                                       30                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     A reconciliation of the provision for income taxes and the amounts computed by applying the Federal income tax rate of 34% to loss before income tax expense (benefit) is as follows for the years ended December 31, 2000, 1999 and 1998:

                                                      2000              1999              1998
                                                  -----------       -----------       -----------
Income tax on loss before income tax benefit
    computed at statutory rate                    $(4,666,446)      $(1,063,489)      $(8,341,909)
State and local income tax, net of Federal
    income tax benefit                                 44,364           (44,025)       (1,322,685)
Valuation allowance                                 5,048,470         6,100,290         1,361,260
Other                                                  10,830           158,596            76,527
                                                  -----------       -----------       -----------
                                                  $   437,218       $ 5,151,372       $(8,226,807)
                                                  ===========       ===========       ===========

(12) STOCK OPTION PLAN

     The Company sponsors an incentive stock ownership plan ("Plan") that provides for the grant of up to 650,000 options to purchase shares of the Company's common stock at fair market value on the dates of grant. Options generally vest over a five-year period and are exercisable over a ten-year period from the dates of grant. In addition, in connection with the acquisition of Flapdoodles in 1994, the Company granted the former minority shareholders of Flapdoodles an evergreen option to purchase 250,000 shares of common stock at $5.00 per share ("the Evergreen Option"). Effective December 29, 2000, the Evergreen Option was cancelled in conjunction with the disposition of Flapdoodles.

     At December 31, 2000, there were 386,060 additional shares available for grant under the Plan. There were no options granted in 2000. The per share weighted-average fair values of stock options granted during 1999 and 1998 were $1.27 and $3.17, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate 7.0% and 6.6% in 1999 and 1998, respectively, expected volatility of 60% and 64% in 1999 and 1998, respectively, and an expected life of 7 years.


                                       31                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The Company applies APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 2000, 1999 and 1998 net losses would have been adjusted to the pro forma amounts indicated below:

                                                              2000                 1999                1998
                                                        ---------------      ---------------     ---------------
Net loss
              - as reported                             $  (14,162,058)      $   (8,279,280)     $  (16,308,219)
              - pro forma                               $  (14,257,058)      $   (8,375,431)     $  (16,081,000)

Diluted net loss per weighted average common share
              - as reported                             $        (1.82)      $        (1.07)     $        (2.03)
              - pro forma                               $        (1.84)      $        (1.08)     $        (2.00)

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

     Changes in options outstanding, options exercisable and shares reserved for issuance pursuant to stock options are as follows:

                                                         WEIGHTED
                                                          AVERAGE       NUMBER
                                                         PER SHARE        OF
                                                           PRICE        SHARES
                                                         ---------    ----------
December 31, 1997                                         $13.35       702,130

     Granted                                                5.00       100,000
     Forfeited                                             14.36      (259,580)
                                                                      --------
December 31, 1998                                           5.00       542,550

     Granted                                                1.90       405,000
     Forfeited                                              4.70      (148,250)
                                                                      --------
December 31, 1999                                           2.86       799,300

     Granted                                                0.00            --
     Forfeited                                              4.57       290,450
                                                                      --------
December 31, 2000                                         $ 1.88       508,850
                                                                      ========

Options exercisable:
     December 31, 1998                                      5.00       350,912
     December 31, 1999                                      3.97       372,920
     December 31, 2000                                      1.88       205,130


                                       32                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     At December 31, 2000, the number of outstanding options, having an exercise price of $1.88, and the weighted-average remaining contractual life of such outstanding options were 168,850 options and 5.5 years; 50,000 options and 8 years and 290,000 options and 9.0 years. In May 1998, the Company repriced 408,500 options at $5.00 and in October 1999 repriced 229,300 options at $1.88.


(13) OUTLET STORE CLOSING COSTS

     During the second quarter of 2000, in an effort to minimize its operating losses, the Company closed twelve of its thirteen Flapdoodles' outlet stores and recognized a nonrecurring operating charge of approximately $1.0 million. The nonrecurring charge consisted of $654,000 for the write-off of store property and equipment, $296,000 for lease termination fees and other facility closure costs and $50,000 for severance and employee benefits costs. As of December 31, 2000, all amounts have been paid.


(14) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     In 1998, the Company recognized a restructuring charge of $3.8 million related to the termination of two executives of AVE.

     Additionally, as a result of the termination of the two executives and operating losses of AVE during 1997 and 1998, the Company assessed the recoverability of AVE's long-lived assets including goodwill. Based on its best estimate at that time, management concluded that it was not likely the Company could recover all of AVE's long-lived assets and the Company recognized an asset impairment charge of approximately $16.5 million with respect to goodwill.

(15) BUSINESS RISKS AND CREDIT CONCENTRATIONS

     A significant amount of Marisa Christina's ("MC's") product lines are produced in The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternative sources of production could be found.

     The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. Two customers accounted for 25.8% of the Company's sales in 2000, one customer accounted for 14.4% of the Company's sales in 1999, and one customer accounted for 11% of the Company's sales in 1998.


                                       33                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Receivables from two customers represented approximately 30.0% of accounts receivable at December 31, 2000. However, no customer balance exceeded $700,000. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimates of its bad debts.


(16) SEGMENT REPORTING

     The operating divisions of the Company include: MC, Flapdoodles and AVE, prior to Flapdoodles' disposition in December 2000 and AVE's disposition in September 1999, for which a summary of each follows:

          - MC designs, manufactures and distributes "better" women's knitwear.

          - Flapdoodles designed, manufactured and distributed comfortable, high-quality, functional children's clothing. Flapdoodles also maintained licensees for footwear and sleepwear.

          - AVE designed and distributed relaxed and stylish sportswear for women. AVE also maintained licensees ranging from scarves, swimwear, eyewear and shoes to cosmetics, travel bags and luggage.


                                       34                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The accounting policies of the operating divisions are the same as those described in the summary of accounting policies (see note 1). The following information is provided in 000's:

                                                    MC         FLAPDOODLES         AVE        ELIMINATION   CONSOLIDATED
                                                  -------      -----------       -------      -----------   ------------
2000

Net sales                                         $ 39,267       $ 18,718             --       $     --       $ 57,985
Depreciation and amortization                          136            754             --             --            890
Outlet store closing costs                              --          1,005             --             --          1,005
Operating earnings (loss)                           (2,480)        (3,035)            --             --         (5,515)
Loss on the sale of the Flapdoodles division            --          7,881             --             --          7,881
Interest income (expense), net                        (608)        (1,508)            --          1,508           (608)
Earnings (loss) before taxes                        (2,809)       (12,424)            --          1,508        (13,725)
Total assets                                         9,882             61             --            412         10,355
Long-lived assets                                      490             --             --             --            490
Capital expenditures                                   129             38             --             --            167

1999

Net sales                                         $ 34,460       $ 20,009       $  8,039       $     --       $ 62,508
Depreciation and amortization                           67            868            379             --          1,314
Operating earnings (loss)                              321         (2,340)        (2,229)            --         (4,248)
Gain on the sale of the Adrienne Vittadini
   division                                             --             --            646             --            646
Interest income (expense), net                        (396)        (1,207)        (2,789)         3,639           (753)
Earnings (loss) before taxes                           134         (3,534)        (3,367)         3,639         (3,128)
Total assets                                        12,752         17,712            662           (594)        30,532
Long-lived assets                                      122          8,172             --             --          8,294
Capital expenditures                                    49            221              6             --            276

1998

Net sales                                         $ 25,393       $ 29,524       $ 19,690       $     --       $ 74,607
Depreciation and amortization                          106            874          1,345             --          2,325
Restructuring and asset impairment
   charges                                              --             --         20,275             --         20,275
Operating earnings (loss)                           (2,237)         1,315        (25,076)            --        (25,998)
Interest income (expense), net                         212         (1,018)        (3,538)         3,661           (683)
Earnings (loss) before taxes                        (1,810)           304        (26,690)         3,661        (24,535)
Total assets                                        16,649         18,733         10,099         (1,052)        44,429
Long-lived assets                                      134          8,839          6,931             --         15,904
Capital expenditures                                    37            323             74             --            434

Eliminations consist of intercompany interest charges and intercompany accounts.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(17) QUARTERLY INFORMATION (UNAUDITED)

                                                  THREE MONTHS ENDED                          YEAR
                                ------------------------------------------------------        ENDED
           2000                 MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 30     DECEMBER 31
--------------------------      --------      ---------    ------------    -----------     -----------
Net sales                       $ 17,557      $  9,223       $ 18,955        $ 12,250       $ 57,985
Operating loss                      (609)       (3,383)         1,520          (3,043)        (5,515)
Net loss                            (476)       (3,405)           843         (11,124)       (14,162)

Net loss per common share:
      Basic                     $  (0.06)     $  (0.44)      $   0.11        $  (1.43)      $  (1.82)
      Diluted                   $  (0.06)     $  (0.44)      $   0.11        $  (1.43)      $  (1.82)

           1999
--------------------------

Net sales                       $ 14,264      $ 10,726       $ 20,434        $ 17,084       $ 62,508
Operating loss                    (2,404)       (2,877)           721             312         (4,248)
Net loss                          (1,449)       (1,783)           981          (6,028)        (8,279)

Net loss per common share:
      Basic                     $  (0.19)     $  (0.23)      $   0.13        $  (0.78)      $  (1.07)
      Diluted                   $  (0.19)     $  (0.23)      $   0.13        $  (0.78)      $  (1.07)

(18) LEGAL PROCEEDINGS

     The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants or disagreements on any matter of accounting principle or financial statement disclosure.


PART III


ITEMS 10, 11, 12 AND 13.

     The information required by these Items, other than the information set forth in Part I under the Section entitled "Executive Officers of the Registrant," is hereby incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 24, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    The following are included in Item 8 of Part II:

                                                                                     PAGE
Independent Auditors' Report.......................................................   16

Consolidated Financial Statements:

   Consolidated Balance Sheets -- December 31, 2000 and 1999.......................   17
   Consolidated Statements of Operations and Comprehensive Loss --
      Years ended December 31, 2000, 1999 and 1998.................................   18
   Consolidated Statements of Stockholders' Equity  --
      Years ended December 31, 2000, 1999 and 1998.................................   19
   Consolidated Statements of Cash Flows --
      Years ended December 31, 2000, 1999 and 1998.................................   20
   Notes to Consolidated Financial Statements......................................   22

(a)(2)    The following financial statement schedule for the years ended
          December 31, 2000, 1999 and 1998 filed as part of this Report:

   Schedule II -- Valuation and Qualifying Accounts................................   39

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)(3)    See accompanying Index to Exhibits ......................................   40

(b)       No reports on Form 8-K were filed during the fourth quarter of 2000

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES




SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT     CHARGED TO                      BALANCE AT
                                           BEGINNING      COSTS AND      DEDUCTIONS         END OF
Description                                OF PERIOD       EXPENSES         (a)             PERIOD
                                           ----------     ----------     ----------       ----------
Allowance for doubtful trade accounts:

Year ended
    December 31, 1998                      $ 200,104       369,779         190,302         379,581

Year ended
    December 31, 1999                      $ 379,581       211,324         337,641         253,264

Year ended
    December 31, 2000                      $ 253,264       183,173         269,613(b)      166,824


(a) Deductions represent write-offs of specifically identified accounts.

(b) Includes $48,885 related to the disposition of the Flapdoodles division.

INDEX TO EXHIBITS


       The following is a list of all exhibits filed as part of this report.


                                                                                                          Sequentially
                                                                                                            Numbered
Exhibit No.                                                  DOCUMENT                                         Page
-----------                                                  --------                                         ----

     2.1++    Asset Purchase Agreement dated June 30, 1993, between MCFD Acquisition L.L.C.
                and Flapdoodles, Inc.................................................................................*
     2.2++    Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina,
                Incorporated (the "Company"), Marisa Christina Holding, Inc., Marisa Christina
                Outlet Holdings, Inc., C.M. Marisa Christina (H.K.) Limited, MF Showroom
                Holdings, Inc., Flapdoodles, L.L.C. and the Investors in such companies named on the signature pages thereto......................................................................**
     2.3++    Asset Purchase Agreement, dated as of September 2, 1999, by and among
                Adrienne Vittadini Enterprises, Inc. ("AVE"), Marisa Christina Incorporated
                ("Marisa Christina") and de V&P, Inc. ("Purchaser")................................................***
     2.4++    Asset Purchase Agreement, dated as of December 29, 2000, by and among
                Flapdoodles, Inc., MF Showroom Holdings, Inc., Mousefeathers, Inc. ("Sellers") and
                Flap 2001, Inc. ("Purchaser").....................................................................****

     3.1      Amended and Restated Certificate of Incorporation of the Company......................................**
     3.2      By-Laws of the Company................................................................................**
     4.3      1994 Stock Option Plan................................................................................**
    10.1+     Directors and Officers Indemnification Agreement, dated  June 22, 1994, between the Company and Michael H. Lerner...................................................................**
    10.3+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and G. Michael Dees.....................................................................**
    10.5+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Christine M. Carlucci...............................................................**
    10.6+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and S.E. Melvin Hecht...................................................................**

    10.8+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Robert Davidoff.....................................................................**
    10.9+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and Lawrence D. Glaubinger..............................................................**
    10.10+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between the Company and David W. Zalaznick..................................................................**



                                                                                                           Sequentially
 Exhibit No.                                      Document                                                   Numbered
 -----------                                      --------                                                    Page
                                                                                                             ------
    10.16+    Amended and Restated Employment Agreement, dated June 30, 1993,  between the Company and TJC Management Corporation............................................................*
    10.22+    Employment Agreement between the Company and Michael H. Lerner, dated January 1, 2001...................+(1)
    10.23+    Employment Agreement between the Company and G. Michael Dees, dated January 1, 2001.....................+(1)
    21        Subsidiaries of the Registrant........................................................................**
    23        Consent of Independent Auditors........................................................................(1)

*        Incorporated by reference to the exhibits filed with the Company's Form S-1 Registration Statement (File No. 33-78958).

**       Incorporated by reference to the Exhibits filed with the Company's Annual
         Report on Form 10-K, filed on March 22, 1996.

*** Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K, filed on September 17, 1999.

**** Incorporated by reference to the Exhibits filed with the Company's Report on Form 8-K, filed on January 16, 2001.

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


                            MARISA CHRISTINA, INCORPORATED

                            BY: /s/ Michael H. Lerner
                            ---------------------------------------------------
                                Michael H. Lerner
                                Chairman, Chief Executive Officer and President

Dated:  March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         Signature                              Title                          Date
         ---------                              -----                          ----
/s/ Michael H. Lerner                 Chairman, Chief Executive
------------------------------        Officer and President
Michael H. Lerner

/s/ S.E. Melvin Hecht                 Vice Chairman, Chief Financial
------------------------------        Officer and Treasurer
S.E. Melvin Hecht

/s/ G. Michael Dees                   Director
------------------------------
G. Michael Dees

/s/ Christine M. Carlucci             Director
------------------------------
Christine M. Carlucci

/s/ Robert Davidoff                   Director
------------------------------
Robert Davidoff

/s/ Brett J. Meyer                    Director
------------------------------
Brett J. Meyer

/s/ David W. Zalaznick                Director
------------------------------
David W. Zalaznick

Dated: March 28, 2001