Form 10-Q
period 2001-03-31
MARISA CHRISTINA INC
filed 2001-05-08
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended     March 31, 2001
                      _________________________________________________________
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from  ______________________ to _____________________

Commission File Number:   0-24176
                        _______________________________________________________


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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

      The number of shares outstanding of the Company's Common Stock on May 8, 2001 was 7,299,785.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets -- March 31, 2001 (Unaudited)
            and December 31, 2000                                             2

         Consolidated Statements of Operations and Comprehensive
            Income (Loss) Three months ended March 31, 2001 and 2000
            (Unaudited)                                                       3

         Consolidated Statements of Cash Flows -- Three months
            ended March 31, 2001 and 2000 (Unaudited)                         4

         Notes to Consolidated Financial Statements (Unaudited)               5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    12


SIGNATURE                                                                    13

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS


                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,               DECEMBER 31,
                                                                              2001                    2000 (1)
                                                                          ------------             ------------
                                                                           (UNAUDITED)
                                      ASSETS
Current assets:
         Cash and cash equivalents                                        $    183,878             $  3,240,052
         Trade accounts receivable, less allowance for doubtful
              accounts of $191,824 in 2001 and $166,824 in 2000              5,895,612                3,633,369
         Inventories                                                         2,456,720                2,471,925
         Prepaid expenses and other current assets                             533,372                  297,677
                                                                          ------------             ------------
                       Total current assets                                  9,069,582                9,643,023

Property and equipment, net                                                    362,621                  189,588
Other assets                                                                   509,323                  522,058
                                                                          ------------             ------------
                       Total assets                                       $  9,941,526             $ 10,354,669
                                                                          ============             ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Loans payable to bank                                            $    325,000             $         --
         Trade accounts payable                                              1,616,573                2,582,919
         Accrued expenses and other current liabilities                        498,134                  503,904
                                                                          ------------             ------------
                       Total current liabilities                             2,439,707                3,086,823
                                                                          ------------             ------------

Stockholders' equity:
         Preferred stock, $.01 par value; 1,000,000 shares
              authorized, none issued                                               --                       --
         Common stock, $.01 par value; 15,000,000 shares
              authorized, 8,586,769 shares issued in 2000
              and 2001                                                          85,868                   85,868
         Additional paid-in capital                                         31,664,680               31,664,680
         Accumulated other comprehensive loss                                  (58,424)                 (56,600)
         Accumulated deficit                                               (20,092,313)             (20,328,110)
         Treasury stock, 1,286,984 common shares                            (4,097,992)              (4,097,992)
                                                                          ------------             ------------
                       Total stockholders' equity                            7,501,819                7,267,846
                                                                          ------------             ------------
                       Total liabilities and stockholders' equity         $  9,941,526             $ 10,354,669
                                                                          ============             ============


(1) Accounts were derived from the audited consolidated balance sheet as of December 31, 2000.


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                      2001                     2000
                                                                                  -----------             ------------
Net sales                                                                         $ 8,688,373             $ 17,557,075
Cost of goods sold                                                                  5,846,089               13,316,664
                                                                                  -----------             ------------
                     Gross profit                                                   2,842,284                4,240,411

Selling, general and administrative expenses                                        2,660,849                4,849,688
                                                                                  -----------             ------------
                     Operating income (loss)                                          181,435                 (609,277)

Other income, net                                                                      28,934                   20,572
Interest income (expense), net                                                         25,628                 (127,331)
                                                                                  -----------             ------------
                     Income (loss) before income tax expense (benefit)                235,997                 (716,036)

Income tax expense (benefit)                                                              200                 (240,000)
                                                                                  -----------             ------------
                     Net income (loss)                                                235,797                 (476,036)

Other comprehensive loss net of tax--
           foreign currency translation adjustment                                     (1,824)                      --
                                                                                  -----------             ------------
                     Comprehensive income (loss)                                  $   233,973             $   (476,036)
                                                                                  ===========             ============
Basic and diluted net income (loss) per common share                              $      0.03             $      (0.06)
                                                                                  ===========             ============


See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                         2001                    2000
                                                                                     -----------             -----------
Cash flows from operating activities:
      Net income (loss)                                                              $   235,797             $  (476,036)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
                Depreciation and amortization                                             42,669                 257,957
                Deferred tax benefit                                                          --                (240,000)
                Changes in assets and liabilities:
                          Trade accounts receivable                                   (2,262,243)             (3,607,291)
                          Inventories                                                     15,205               1,067,219
                          Prepaid expenses and other current assets                     (241,695)                657,929
                          Income taxes recoverable                                            --                 (13,841)
                          Trade accounts payable                                        (968,170)                (58,084)
                          Accrued expenses and other current liabilities                  (5,770)                289,222
                                                                                     -----------             -----------
                     Net cash used in operating activities                            (3,184,207)             (2,122,925)
                                                                                     -----------             -----------

Cash flows from investing activities:
      Acquisitions of property and equipment                                            (196,967)                (33,302)
      Proceeds from sale of Adrienne Vittadini division                                       --                 651,569
      Acquisition of trademark                                                                --                (374,718)
                                                                                     -----------             -----------
                     Net cash (used in) provided by investing activities                (196,967)                243,549
                                                                                     -----------             -----------

Net cash provided by financing activities--
      Borrowings under line of credit facility, net                                      325,000               2,550,000
                                                                                     -----------             -----------
                     Net (decrease) increase in cash and cash equivalents             (3,056,174)                670,624

Cash and cash equivalents at beginning of period                                       3,240,052                 346,006
                                                                                     -----------             -----------
Cash and cash equivalents at end of period                                           $   183,878             $ 1,016,630
                                                                                     ===========             ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)



(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the "Company"). Significant intercompany accounts and transactions are eliminated in consolidation.

      The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 2000.

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results to be expected for a full year.

(2)   DISPOSITION OF THE FLAPDOODLES DIVISION

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

      Pro forma consolidated net sales, net income and diluted net income per common share for the three months ended March 31, 2000, assuming the disposition had occurred on January 1, 2000, are as follows in thousands, except for per common share amount:

     Net sales                                           $   10,503
     Net income                                                  80
     Diluted net income per common share                       0.01
                                                         ==========

(3)   INVENTORIES

      Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                   2001                  2000
                                ----------            ----------
      Piece goods               $   54,430            $  132,050
      Finished goods             2,402,290             2,339,875
                                ----------            ----------
                                $2,456,720            $2,471,925
                                ==========            ==========


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


(4)   BORROWINGS UNDER CREDIT FACILITY

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

      As of March 31, 2001, $325,000 of borrowings, bearing interest at 8.75% and $517,000 of commercial letters of credit were outstanding under the credit facility. Available borrowings at March 31, 2001 were $6.5 million. The arrangement expires on June 14, 2002 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2001.


(5)   NET INCOME (LOSS) PER COMMON SHARE

      Basic and diluted net income (loss) per common share is based on the weighted average number of common shares outstanding, which was 7,299,785 and 7,765,769 for the three months ended March 31, 2001 and 2000. The effect of stock options outstanding during the three months ended March 31, 2001 and 2000 was not included in the computation of diluted net income (loss) per common share because the effect would have been antidilutive.


(6)   SEGMENT REPORTING

      The divisions of the Company include: Marisa Christina (MC) and Flapdoodles, prior to its disposition in December 2000, for which a summary of each follows:

            - MC designs, manufactures and distributes "better" women's knitwear.

            - Flapdoodles designed, manufactured and distributed children's clothing. Flapdoodles also maintained licensees for footwear and sleepwear.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


      The Company evaluates performance based on stand-alone division income
      (loss) before income taxes. The following information is provided in thousands:

                                                   MC              FLAPDOODLES       ELIMINATION         CONSOLIDATION
                                                   --              -----------       -----------         -------------
      AS OF AND FOR THE THREE MONTHS
            ENDED MARCH 31, 2001
      Net sales                                 $  8,688                  --                 --               8,688
      Operating income                               181                  --                 --                 181
      Income before taxes                            236                  --                 --                 236
      Total assets                              $  9,942                  --                 --               9,942

      AS OF AND FOR THE THREE MONTHS
            ENDED MARCH 31, 2000
      Net sales                                 $ 10,503               7,054                 --              17,557
      Operating loss                                (192)               (417)                --                (609)
      Loss before taxes                             (300)               (798)               382                (716)

      Total assets                              $ 21,260              18,549             (6,972)             32,837

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview

In order to reverse the trend of continuing losses, the Company undertook a number of initiatives over the past four years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. Most significantly, in an effort to refocus its resources on its core business, the Marisa Christina product lines (MC), the Company disposed of its Flapdoodles division (Flapdoodles) in 2000 and its Adrienne Vittadini division in 1999.

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

While there can be no assurance, management believes that the Company's prospects for profitability are better in 2001 due to its refocus on its core business.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the three months ended March 31, 2000 and 2001.

                                                         2001              2000
                                                        ------            ------
Net sales                                               100.0 %           100.0 %
                                                        ------            ------

Gross profit                                             32.7              24.1
Selling, general and administrative expenses             30.6              27.6
                                                        ------            ------

Operating income (loss)                                   2.1              (3.5)
Other income, net                                         0.3               0.1
Interest income (expense), net                            0.3              (0.7)
Income tax expense (benefit)                               --               1.4
                                                        ------            ------
Net income (loss)                                         2.7 %            (2.7)%
                                                        ======            ======

THREE MONTHS ENDED MARCH 31, 2001 (2001) COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000 (2000)

Net sales. Net sales decreased 50.5% from $17.6 million in 2000, to $8.7 million in 2001. Net sales of MC decreased 17.3% from $10.5 million in 2000 to $8.7 million in 2001 primarily as a result of less volume with department stores and discounters. Net sales of Flapdoodles were $7.1 million in 2000.

Gross profit. Gross profit decreased 33.0% from $4.2 million in 2000, to $2.8 million in 2001. As a percentage of net sales, gross profit increased from 24.2% in 2000 to 32.7% in 2001. Gross profit as a percentage of net sales was positively impacted by the disposition of Flapdoodles and improved pricing on selective sales of MC.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 45.1%, from $4.8 million in 2000 to $2.7 million in 2001. As a percentage of net sales, SG&A increased from 27.6% in 2000 to 30.6% in 2001. SG&A of MC was $2.8 million in 2000 and $2.7 million in 2001. SG&A of Flapdoodles was $2.0 million in 2000.

Other income, net. Other income, net consisting primarily of royalty and licensing income, increased from $20,572 in 2000 to $28,934 in 2001.

Interest income (expense), net. Interest income (expense), net changed from ($127,331) expense in 2000 to $25,628 income in 2001, primarily related to lower average outstanding borrowings and higher average cash equivalents as a result of the cash proceeds from the sale of Flapdoodles.

Income tax expense (benefit). Income tax expense (benefit) changed from benefit of $240,000 in 2000 to expense of $200 in 2001. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $34.0 million, of which approximately $250,000 was used in 2001 and the remainder can be used to offset future taxable income.

Net income (loss). Net income (loss) changed from ($476,036) loss in 2000 to $235,797 income in 2001, principally as a result of improved gross margins and less interest expense primarily related to the sale of Flapdoodles.

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

During the first quarter of 2001, the Company had capital expenditures of approximately $200,000, primarily for leasehold improvements. Capital expenditures for the remainder of 2001 are expected to be $100,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility.

The Company believes that funds generated by operations, if any, and the Company's line of credit facility will provide financial resources sufficient to meet all of its working capital and letter of credit requirements for at least the next twelve months.

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

CHANGES IN ACCOUNTING PRINCIPLES

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 on January 1, 2000, in accordance with the pronouncement. The adoption had no impact on the Company's consolidated financial statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of March 31, 2001, the Company's floating rate debt is based on prime rate. The fair market value of the Company's outstanding debt approximates its book value. If the Company's interest rates changed by 100 basis points during the three months ended March 31, 2001, interest expense would have changed by approximately $5,000.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140.0 thousand at March 31, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- no reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  May 8, 2001                     /s/   S. E. Melvin Hecht
       ----------------                ---------------------------------------
                                       S. E. Melvin Hecht
                                       Vice Chairman, Chief Financial Officer
                                       and Treasurer