Form 10-K405/A
period 2000-12-31
MARISA CHRISTINA INC
filed 2001-05-18
CIK 923149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                 FORM 10-K/A

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
                                                                                                             ------
    10.16+    Amended and Restated Employment Agreement, dated June 30, 1993,  between the Company and TJC Management Corporation..........................................................*
    10.22+    Employment Agreement between the Company and Michael H. Lerner, dated January 1, 2001.................*****
    10.23+    Employment Agreement between the Company and G. Michael Dees, dated January 1, 2001...................*****
    21        Subsidiaries of the Registrant........................................................................**
    23        Consent of Independent Auditors.......................................................................(1)

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

*****  Incorporated by reference to the Exhibits filed with the Company's Annual
       Report on Form 10-K, filed on March 28, 2001.

+ This exhibit is a management contract or compensatory plan or arrangement required to be identified in Form 10-K pursuant to Item 14(a)3 of this report.

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

Dated:  May 17, 2001

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

Dated: May 17, 2001