Form 10-Q
period 2001-06-30
MARISA CHRISTINA INC
filed 2001-08-13
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended                   June 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the Company's Common Stock on August 13, 2001 were 7,298,585.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                                PAGE

                                                                                ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets -- June 30, 2001 (Unaudited)
                and December 31, 2000                                             2

           Consolidated Statements of Operations and Comprehensive
                Loss -- Three and Six Months Ended June 30, 2001
                and 2000 (Unaudited)                                              3

           Consolidated Statements of Cash Flows -- Six Months

                Ended June 30, 2001 and 2000 (Unaudited)                          4

           Notes to Consolidated Financial Statements (Unaudited)                 5

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk            11


PART II.   OTHER INFORMATION

Item 1:    Legal Proceedings                                                     12

Item 4:    Submission of Matters to a Vote of Security Holders                   12

Item 6:    Exhibits and Reports on Form 8-K                                      12

SIGNATURE

PART I:      Financial Information
ITEM I:      Consolidated Financial Statements

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,             DECEMBER 31,
                                                                          2001                 2000 (1)
                                   Assets                             ------------           ------------
                                                                       (Unaudited)
Current assets:
      Cash and cash equivalents                                       $    876,973           $  3,240,052
      Trade accounts receivable, less allowance for doubtful
         accounts of $236,823 in 2001 and $166,824 in 2000               3,043,285              3,633,369
      Inventories                                                        3,139,060              2,471,925
      Prepaid expenses and other current assets                            730,409                297,677
                                                                      ------------           ------------
                Total current assets                                     7,789,727              9,643,023

Property and equipment, net                                                426,798                189,588
Other assets                                                               490,588                522,058
                                                                      ------------           ------------
                Total assets                                          $  8,707,113           $ 10,354,669
                                                                      ============           ============

                       Liabilities and Stockholders' Equity

Current liabilities:
      Trade accounts payable                                          $  2,236,557           $  2,582,919
      Accrued expenses and other current liabilities                       364,385                503,904
                                                                      ------------           ------------
                Total current liabilities                                2,600,942              3,086,823
                                                                      ------------           ------------

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares
         authorized, none issued                                                --                     --
      Common stock, $.01 par value; 15,000,000 shares
         authorized, 8,586,769 shares issued                                85,868                 85,868
      Additional paid-in capital                                        31,664,680             31,664,680
      Accumulated other comprehensive loss                                 (56,600)               (56,600)
      Accumulated deficit                                              (21,489,785)           (20,328,110)
      Treasury stock, 1,286,984 common shares                           (4,097,992)            (4,097,992)
                                                                      ------------           ------------
                Total stockholders' equity                               6,106,171              7,267,846
                                                                      ------------           ------------
                Total liabilities and stockholders' equity            $  8,707,113           $ 10,354,669
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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                   (Unaudited)


                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         JUNE 30,                                JUNE 30,
                                             --------------------------------        --------------------------------
                                                 2001                2000                2001                2000
                                             ------------        ------------        ------------        ------------
Net sales                                    $  4,892,532        $  9,222,879        $ 13,580,905        $ 26,779,954
Cost of goods sold                              4,198,032           7,949,326          10,044,121          21,265,990
                                             ------------        ------------        ------------        ------------
                Gross profit                      694,500           1,273,553           3,536,784           5,513,964

Selling, general and administrative
     expenses                                   2,192,072           3,651,500           4,852,921           8,501,188
Outlet store closing costs                             --           1,005,417                  --           1,005,417
                                             ------------        ------------        ------------        ------------
                Operating loss                 (1,497,572)         (3,383,364)         (1,316,137)         (3,992,641)

Other income, net                                  89,318              62,872             118,252              83,444

Interest income (expense), net                     10,502            (144,520)             36,130            (271,851)
                                             ------------        ------------        ------------        ------------
                Loss before income tax
                    benefit                    (1,397,752)         (3,465,012)         (1,161,755)         (4,181,048)

Income tax benefit                                     --             (60,000)                (80)           (300,000)
                                             ------------        ------------        ------------        ------------
                Net loss                       (1,397,752)         (3,405,012)         (1,161,675)         (3,881,048)

Other comprehensive income
     net of tax - foreign currency
     translation adjustment                         1,824                  --                  --                  --
                                             ------------        ------------        ------------        ------------
                Comprehensive loss           $ (1,395,928)       $ (3,405,012)       $ (1,161,675)       $ (3,881,048)
                                             ============        ============        ============        ============

Net loss per common share:

     Basic                                   $      (0.19)       $      (0.44)       $      (0.16)       $      (0.50)
     Diluted                                 $      (0.19)       $      (0.44)       $      (0.16)       $      (0.50)
                                             ============        ============        ============        ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                            2001                      2000
                                                                                         -----------               -----------
Cash flows from operating activities:

     Net loss                                                                            $(1,161,675)              $(3,881,048)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Depreciation and amortization                                                     91,442                   475,876
            Write-off of outlet store property and equipment                                      --                   654,005
            Changes in operating assets and liabilities:
                Trade accounts receivable                                                    590,084                 1,960,449
                Inventories                                                                 (667,135)                1,867,904
                Prepaid expenses and other assets                                           (438,733)                  729,614
                Income taxes recoverable                                                          --                  (318,209)
                Trade accounts payable                                                      (346,362)               (1,180,481)
                Accrued expenses and other current liabilities                              (139,519)                 (180,392)
                                                                                         -----------               -----------
                Net cash (used in) provided by operating activities                       (2,071,898)                  127,718
                                                                                         -----------               -----------
Cash flows from investing activities:

     Property and equipment additions                                                       (291,181)                  (46,013)
     Receipt of amount due from the sale of the Adrienne Vittadini Division                       --                   651,569
     Additions to goodwill related to product line acquisition                                    --                  (374,718)
                                                                                         -----------               -----------
                Net cash (used in) provided by investing activities                         (291,181)                  230,838
                                                                                         -----------               -----------

Cash flows from financing activities:

     Repayments of loan payable to bank, net                                                      --                (4,500,000)
     Borrowings from finance company, net                                                         --                 4,350,000
     Other                                                                                        --                    11,494
                                                                                         -----------               -----------
                Net cash used in financing activities                                             --                  (138,506)
                                                                                         -----------               -----------
                Net (decrease) increase in cash and cash equivalents                      (2,363,079)                  220,050

Cash and cash equivalents at beginning of period                                           3,240,052                   346,006
                                                                                         -----------               -----------
Cash and cash equivalents at end of period                                               $   876,973               $   566,056
                                                                                         ===========               ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)


(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the "Company"). Significant intercompany accounts and transactions are eliminated in consolidation.

       The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 2000.

       In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results to be expected for a full year.

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

       Pro forma consolidated net sales, net loss and diluted net loss per common share for the three and six months ended June 30, 2000, assuming the disposition had occurred on January 1, 2000, are as follows:


                                                   THREE                SIX
                                                   MONTHS              MONTHS
                                                   ENDED               ENDED
                                               JUNE 30, 2000       JUNE 30, 2000
                                               -------------       -------------
       Net sales                                $ 5,850,281          16,353,524
       Net loss                                  (1,367,689)         (1,300,112)
       Diluted net loss per common share              (0.19)              (0.18)
                                               ============         ===========

             Additionally, in April 2000 the Company closed twelve of its thirteen Flapdoodles outlet stores and recognized an operating charge of approximately $1.0 million, which consisted of $650.0 thousand for the write-off of store property and equipment, $300.0 thousand for lease termination fees and $50.0 thousand for severance and employee benefit costs.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)


(3)    INVENTORIES

       Inventories at June 30, 2001 and December 31, 2000 consist of the following:


                                                  2001                   2000
                                               ----------             ----------
       Piece goods                             $  180,550             $  132,050
       Finished goods                           2,958,510              2,339,875
                                               ----------             ----------
                                               $3,139,060             $2,471,925
                                               ==========             ==========

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

       As of June 30, 2001, there were no borrowings and $1.4 million of commercial letters of credit outstanding under the credit facility. Available borrowings at June 30, 2001 were $4.3 million. The arrangement expires on June 14, 2002 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2001. As of December 31, 2000, there were no borrowings outstanding under the credit facility.

(5)    NET LOSS PER COMMON SHARE

       Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding, which was 7,299,785 for the three and six months ended June 30, 2001 and 7,765,769 for the three and six months ended June 30, 2000. The effect of stock options outstanding during the three and six months ended June 30, 2001 and 2000 was not included in the computation of diluted loss per common share because the effect would have been antidilutive.

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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)


       The Company evaluates performance based on stand-alone division earnings
       (loss) before income taxes. The following information is provided in thousands:

                                          MC       FLAPDOODLES     ELIMINATIONS   CONSOLIDATION
                                          --       -----------     ------------   -------------
THREE MONTHS ENDED JUNE 30, 2001
Net sales                              $  4,893          --             --             4,893
Operating loss                           (1,498)         --             --            (1,498)
Loss before income taxes                 (1,398)         --             --            (1,398)

THREE MONTHS ENDED JUNE 30, 2000

Net sales                              $  5,850       3,373             --             9,223
Outlet store closing costs                   --       1,005             --             1,005
Operating loss                           (1,491)     (1,892)            --            (3,383)
Loss before income taxes                 (1,573)     (2,273)           381            (3,465)

SIX MONTHS ENDED JUNE 30, 2001

Net sales                              $ 13,581          --             --            13,581
Operating loss                           (1,316)         --             --            (1,316)
Loss before income taxes                 (1,162)         --             --            (1,162)
Total assets                              8,707          --             --             8,707

SIX MONTHS ENDED JUNE 30, 2000

Net sales                              $ 16,354      10,426             --            26,780
Outlet store closing costs                   --       1,005             --             1,005
Operating loss                           (1,683)     (2,310)            --            (3,993)
Loss before income taxes                 (1,872)     (3,072)           763            (4,181)
Total assets                             14,913      15,231         (4,993)           25,151

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

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and six months ended June 30, 2001 and 2000.

                                                        THREE MONTHS                 SIX MONTHS
                                                            ENDED                       ENDED
                                                           JUNE 30,                    JUNE 30,
                                                     -------------------         ------------------
                                                      2001          2000          2001        2000
                                                     -----         -----         -----        -----
Net sales                                            100.0%        100.0%        100.0%       100.0%
                                                     -----         -----         -----        -----
Gross profit                                          14.2          13.8          26.0         20.6
Selling, general and administrative expenses          44.8          39.6          35.7         31.7
Outlet store closing costs                              --          10.9            --          3.8
                                                     -----         -----         -----        -----
Operating loss                                       (30.6)        (36.7)         (9.7)       (14.9)
Other income, net                                      1.8           0.7           0.9          0.3
Interest income (expense), net                         0.2          (1.6)          0.3         (1.0)
Income tax benefit                                      --          (0.7)           --         (1.1)
                                                     -----         -----         -----        -----
Net loss                                             (28.6)%       (36.9)%        (8.5)%      (14.5)%
                                                     =====         =====         =====        =====

                                                                     (Continued)

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Net sales. Net sales decreased 47.0% from $9.2 million in 2000 to $4.9 million in 2001. Net sales of MC decreased 16.4% from $5.9 million in 2000 to $4.9 million in 2001 primarily as a result of lower volume with discounters. Net sales of Flapdoodles were $3.4 million in 2000.

Gross profit. Gross profit decreased 45.5% from $1.3 million in 2000 to $0.7 million in 2001, primarily as a result of the sale of Flapdoodles and lower MC sales. As a percentage of net sales, gross profit increased from 13.8% in 2000 to 14.2% in 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 40.0% from $3.7 million in 2000 to $2.2 million in 2001. As a percentage of net sales of the Company, SG&A expenses increased from 39.6% in 2000 to 44.8% in 2001 as a result of lower sales. The decrease in dollar amount is attributable to the disposition of Flapdoodles. SG&A of MC was $2.3 million in 2000 and $2.2 million in 2001. SG&A of Flapdoodles was $1.4 million in 2000.

Outlet store closing costs. Outlet store closing costs relate to the closing of twelve of Flapdoodles' thirteen retail outlets.

Other income, net. Other income, net which consists of royalty and licensing income, was $62.9 thousand and $89.3 thousand in 2000 and 2001, respectively.

Interest income (expense), net. Interest income (expense), net changed from ($144.5) thousand in 2000 to $10.5 thousand in 2001, primarily related to lower average outstanding borrowings and higher average cash equivalents as a result of the cash proceeds from the sale of Flapdoodles.

Income tax benefit. Income tax benefit was $60.0 thousand in 2000. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $34.0 million, which may be used to offset future taxable income through 2018.

Net loss. Net loss changed from $3.4 million in 2000 to $1.4 million in 2001, as a result of the aforementioned items.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Net sales. Net sales decreased 49.3% from $26.8 million in 2000 to $13.6 million in 2001. Net sales of MC decreased 16.9% from $16.4 million in 2000 to $13.6 million in 2001 primarily as a result of lower volume with discounters. Net sales of Flapdoodles were $10.4 million in 2000.

Gross profit. Gross profit decreased 35.9% from $5.5 million in 2000 to $3.5 million in 2001, primarily as a result of the sale of Flapdoodles and lower MC sales. As a percentage of net sales, gross profit increased from 20.6% in 2000 to 26.0% in 2001, primarily as a result of the disposition of Flapdoodles and improved pricing on selective sales of MC.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 42.9% from $8.5 million in 2000 to $4.9 million in 2001. As a percentage of net sales of the Company, SG&A expenses increased from 31.7% in 2000 to 35.7% in 2001, due to lower sales. SG&A of MC was $5.1 million in 2000 and $4.9 million in 2001. SG&A of Flapdoodles was $3.4 million in 2000.

Outlet store closing costs. Outlet store closing costs relate to the closing of twelve of Flapdoodles' thirteen retail outlets.

Other income, net. Other income, net, which consists of royalty and licensing income, was $83.4 thousand in 2000 and $118.3 thousand in 2001.

Interest income (expense), net. Interest income (expense), net changed from ($271.9) thousand in 2000 to $36.1 thousand in 2001, principally as the result of lower average outstanding borrowings.

Income tax benefit. Income tax benefit was $300.0 thousand in 2000. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $34.0 million, which may be used to offset future table income through 2018.

Net loss. Net loss changed from $3.9 million in 2000 to $1.2 million in 2001, as a result of the aforementioned items.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus .75%. The arrangement expires on June 14, 2002. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. As of June 30, 2001, there were no borrowings and $1.4 million of commercial letters of credit outstanding under the credit facility. Available borrowings at June 30, 2001 were $4.3 million.

During 2001, the Company had capital expenditures of approximately $291.0 thousand, primarily for leasehold improvements. Capital expenditures for the remainder of 2001 are expected to be approximately $60 thousand. These capital expenditures will be funded by internally generated funds.

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

NEW ACCOUNTING PRINCIPLES

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which became effective for the Company on July 1, 2001. SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations occurring after June 30, 2001, and establishes accounting and reporting standards for business combinations accounted for under the purchase accounting method. SFAS No. 141 provides criteria for the measurement and recognition of goodwill and other acquired intangible assets. The Company does not expect SFAS No. 141 to have a material impact on its consolidated financial statements.

Additionally, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which will become effective for the Company on January 1, 2002. Under SFAS No. 142, goodwill will no longer be amortized to expense but rather goodwill will be measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented. The Company does not expect SFAS No. 142 to have a material impact on its consolidated financial statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of June 30, 2001, the Company's floating rate debt is based on the prime rate. The fair market value of the Company's debt approximates its book value. There were no borrowings outstanding as of June 30, 2001.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in U.S. dollars and the Company's investment in its foreign subsidiary was $140.0 thousand at June 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders held on May 24, 2001:

                                                      FOR         WITHHELD
                                                      ---         --------
1.   Election of Directors:

       Michael H. Lerner                            5,516,099      29,100

       S.E. Melvin Hecht                            5,516,099      29,100

       Brett J. Meyer                               5,507,099      38,100

       Robert Davidoff                              5,516,099      29,100

       Barry S. Rosenstein                          5,516,099      29,100

       Christine M. Carlucci                        5,485,099      60,100

       G. Michael Dees                              5,487,099      58,100

       Lawrence D. Glaubinger                       5,516,099      29,100

       David W. Zalaznick                           5,516,099      29,100


2. Ratification of the appointment of KPMG LLP as the independent public accountants of the company for the year ending December 31, 2001.

                 FOR             AGAINST           ABSTAIN
                 ---             -------           -------
              5,515,299           28,900            1,000

3. In their discretion, the proxies are authorized to vote such other matters as may properly come before this annual meeting of shareholders.

                 FOR             AGAINST            ABSTAIN
                 ---             -------            -------
              5,504,449          38,500              2,250

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 2001                     /s/S.E. Melvin Hecht
                                           -------------------------------------
                                           S.E. Melvin Hecht
                                           Vice Chairman,
                                           Chief Financial Officer and Treasurer