Form 10-Q
period 2001-09-30
MARISA CHRISTINA INC
filed 2001-11-06
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ___________ to ___________
Commission File Number: 0-24176


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

    The number of shares outstanding of the Company's Common Stock on November 6, 2001 was 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES



                                      INDEX



                                                                              PAGE
PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements:

         Consolidated Balance Sheets -- September 30, 2001 (Unaudited)
            and December 31, 2000                                               2

         Consolidated Statements of Operations and Comprehensive
            Income (Loss) -- Three and Nine Months Ended September 30, 2001
            and 2000 (Unaudited)                                                3

         Consolidated Statements of Cash Flows -- Nine Months
            Ended September 30, 2001 and 2000 (Unaudited)                       4

         Notes to Consolidated Financial Statements (Unaudited)                 5

Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 8

Item 3:  Quantitative and Qualitative Disclosures about Market Risk            11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                      12


SIGNATURE                                                                      12

PART I:   FINANCIAL INFORMATION
ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                     SEPTEMBER 30,              DECEMBER 31,
                                                                         2001                     2000(1)
                                                                     ------------              ------------
                                                                      (UNAUDITED)
                              ASSETS
Current assets:
    Cash and cash equivalents                                        $    456,369              $  3,240,052
    Trade accounts receivable, less allowance for doubtful
       accounts of $300,000 in 2001 and $166,824 in 2000                9,166,638                 3,633,369
    Inventories                                                         3,204,595                 2,471,925
    Prepaid expenses and other current assets                             625,153                   297,677
                                                                     ------------              ------------
            Total current assets                                       13,452,755                 9,643,023

Property and equipment, net                                               420,355                   189,588
Other assets                                                              382,657                   522,058
                                                                     ------------              ------------
            Total assets                                             $ 14,255,767              $ 10,354,669
                                                                     ============              ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loan payable                                                     $  3,890,000              $         --
    Trade accounts payable                                              1,958,521                 2,582,919
    Accrued expenses and other current liabilities                        574,533                   503,904
                                                                     ------------              ------------
            Total current liabilities                                   6,423,054                 3,086,823

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized, none issued                                                 --                        --
    Common stock, $.01 par value; 15,000,000 shares
       authorized, 8,586,769 shares issued in 2001 and 2000                85,868                    85,868
    Additional paid-in capital                                         31,664,680                31,664,680
    Accumulated other comprehensive loss                                  (56,600)                  (56,600)
    Accumulated deficit                                               (19,756,959)              (20,328,110)
    Treasury stock, 1,291,704 common shares in 2001
       and 1,286,984 in 2000 at cost                                   (4,104,276)               (4,097,992)
                                                                     ------------              ------------
            Total stockholders' equity                                  7,832,713                 7,267,846
                                                                     ------------              ------------
            Total liabilities and stockholders' equity               $ 14,255,767              $ 10,354,669
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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)

                                   (Unaudited)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                            -------------------------------       -------------------------------
                                                                2001               2000               2001               2000
                                                            ------------       ------------       ------------       ------------
Net sales                                                   $ 12,606,662       $ 18,955,283       $ 26,187,567       $ 45,735,237
Cost of goods sold                                             7,814,141         13,162,695         17,858,262         34,428,685
                                                            ------------       ------------       ------------       ------------
           Gross profit                                        4,792,521          5,792,588          8,329,305         11,306,552

Selling, general and administrative
    expenses                                                   3,047,849          4,272,307          7,900,690         12,773,495
Outlet store closing costs                                            --                 --                 --          1,005,417
                                                            ------------       ------------       ------------       ------------
           Operating earnings (loss)                           1,744,672          1,520,281            428,615         (2,472,360)

Other income, net                                                 31,442             33,520            149,694            116,964
Interest expense, net                                            (43,288)          (185,043)            (7,158)          (456,894)
                                                            ------------       ------------       ------------       ------------

           Earnings (loss) before
              income tax expense                               1,732,826          1,368,758            571,151         (2,812,290)

Income tax expense                                                    --            526,000                 --            226,000
                                                            ------------       ------------       ------------       ------------
           Net earnings (loss)                                 1,732,826            842,758            571,151         (3,038,290)

Other comprehensive income,
    net of tax-- foreign currency
    translation adjustment                                            --              1,000                 --              1,000
                                                            ------------       ------------       ------------       ------------

           Comprehensive income
              (loss)                                        $  1,732,826       $    843,758       $    571,151       $ (3,037,290)
                                                            ============       ============       ============       ============

Net earnings (loss) per weighted average common share:
      Basic                                                 $       0.24       $       0.11       $       0.08       $      (0.39)
      Diluted                                               $       0.24       $       0.11       $       0.08       $      (0.39)
                                                            ============       ============       ============       ============


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                      2001                2000
                                                                                  -----------         -----------
Cash flows from operating activities:
    Net income (loss)                                                             $   571,151         $(3,038,290)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                143,071             684,800
         Write-off of outlet store property and equipment                                  --             654,005
         Deferred income tax expense                                                       --             226,000
         Changes in assets and liabilities:
           Trade accounts receivable                                               (5,533,269)         (4,361,905)
           Inventories                                                               (732,670)          2,683,203
           Prepaid expenses and other assets                                         (244,280)            703,976
           Trade accounts payable                                                    (624,398)           (400,895)
           Accrued expenses and other current liabilities                              70,629            (267,349)
                                                                                  -----------         -----------
           Net cash used in operating activities                                   (6,349,766)         (3,116,455)
                                                                                  -----------         -----------

Cash flows from investing activities:
    Property and equipment additions                                                 (317,633)            (89,906)
    Receipt of amount due from the sale of the Adrienne Vittadini Division                 --             651,569
    Additions to other assets related to product line acquisition                          --            (374,718)
                                                                                  -----------         -----------
           Net cash provided by (used in) investing activities                       (317,633)            186,945
                                                                                  -----------         -----------

Cash flows from financing activities:
    Repayments of loan payable to bank, net                                                --          (4,500,000)
    Borrowings from finance company, net                                            3,890,000           7,500,000
    Other                                                                              (6,284)              8,244
                                                                                  -----------         -----------
           Net cash provided by financing activities                                3,883,716           3,008,244
                                                                                  -----------         -----------
           Net increase (decrease) in cash and cash equivalents                    (2,783,683)             78,734

Cash and cash equivalents at beginning of period                                    3,240,052             346,006
                                                                                  -----------         -----------
Cash and cash equivalents at end of period                                        $   456,369         $   424,740
                                                                                  ===========         ===========

Supplemental information:
    Cash paid during the period for:
      Income taxes                                                                $       200         $    34,684
                                                                                  ===========         ===========
      Interest                                                                    $    58,783         $   466,979
                                                                                  ===========         ===========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                  Nine months ended September 30, 2000 and 2001
                                   (Unaudited)



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

     In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the operating results to be expected for a full year.


(2)  DISPOSITION OF THE FLAPDOODLES DIVISION

     On December 29, 2000, the Company sold substantially all the assets, properties and rights of its Flapdoodles division (Flapdoodles) to Flap 2001, Inc., a Delaware corporation owned by one of the Company's directors and a senior member of management (the Purchaser) on that date, for (i) $4.3 million in cash, (ii) 456,984 shares of the Company's common stock and 280,000 stock options to acquire the Company's common stock held by the Purchaser and (iii) the assignment of certain liabilities of Flapdoodles. Proceeds to the Company of $4.2 million, net of transaction and related costs, were used by the Company to pay down borrowings under its credit facility. The Company recognized a loss of approximately $7.9 million on the sale.

     Pro forma consolidated net sales, net loss and diluted net loss per common share for the three and nine months ended September 30, 2000, assuming the disposition had occurred on January 1, 2000, are as follows (in thousands except per share amounts):

                                                               THREE             NINE
                                                               MONTHS            MONTHS
                                                               ENDED             ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2000             2000
                                                               -------          -------
     Net sales                                                 $14,276           30,629
     Net earnings (loss)                                           939             (463)
     Diluted net earnings (loss) per weighted average
          common share                                            0.13            (0.06)
                                                               =======          =======

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


                                       5                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                  Nine months ended September 30, 2000 and 2001
                                   (Unaudited)


(3) INVENTORIES

     Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                               2001              2000
                           ----------        ----------
     Piece goods           $   84,650        $  132,050
     Finished goods         3,119,945         2,339,875
                           ----------        ----------
                           $3,204,595        $2,471,925
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

     As of September 30, 2001, there were $3.9 million in borrowings, bearing interest at 7.25%, and $464.2 thousand of commercial letters of credit outstanding under the credit facility. Available borrowings at September 30, 2001 were $7.1 million. The arrangement expires on June 14, 2002 and is cancelable by either party with 90 days' written notice. As of December 31, 2000, there were no borrowings outstanding under the credit facility.


(5)  NET EARNINGS (LOSS) PER  WEIGHTED AVERAGE COMMON SHARE

     Basic and diluted net earnings (loss) per weighed average common share is based on the weighted average number of common shares outstanding, which was 7,297,536 and 7,299,035 for the three and nine months ended September 30, 2001 and 7,765,899 and 7,765,812 for the three and nine months ended September 30, 2000. The effect of stock options outstanding during the three and nine months ended September 30, 2000 and 2001 were not included in the computation of diluted net earnings (loss) per weighted average common share because the effect would have been antidilutive.


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


                                       6                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                  Nine months ended September 30, 2000 and 2001
                                   (Unaudited)


     The Company evaluates performance based on stand-alone division earnings
     (loss) before income taxes. The following information is provided in thousands:

                                                  MC     FLAPDOODLES   ELIMINATIONS   CONSOLIDATION
                                               -------   -----------   ------------   -------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Net Sales                                      $12,607         --            --          12,607
Operating earnings                               1,745         --            --           1,745
Earnings before income tax expense               1,733         --            --           1,733

THREE MONTHS ENDED SEPTEMBER 30, 2000
Net Sales                                      $14,276      4,679            --          18,955
Operating earnings                               1,487         33            --           1,520
Earnings (loss) before income tax expense        1,335       (347)          381           1,369

NINE MONTHS ENDED SEPTEMBER 30, 2001
Net Sales                                      $26,188         --            --          26,188
Operating earnings                                 429         --            --             429
Earnings before income tax expense                 571         --            --             571
Total assets                                    14,256         --            --          14,256

NINE MONTHS ENDED SEPTEMBER 30, 2000
Net Sales                                      $30,629     15,106            --          45,735
Operating loss                                    (196)    (2,276)           --          (2,472)
Earnings (loss) before income tax expense         (537)    (3,419)        1,144          (2,812)
Total assets                                    21,086     13,581        (4,834)         29,833

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

     On December 29, 2000, the Company sold substantially all the assets, properties and rights of its Flapdoodles division (Flapdoodles) to Flap 2001, Inc., a Delaware corporation owned by one of the Company's directors and a senior member of management (the Purchaser) on that date, for (i) $4.3 million in cash, (ii) 456,984 shares of the Company's common stock and 280,000 stock options to acquire the Company's common stock held by the Purchaser and (iii) the assignment of certain liabilities of Flapdoodles. Proceeds to the Company of $4.2 million, net of transaction and related costs, were used by the Company to pay down borrowings under its credit facility. The Company recognized a loss of approximately $7.9 million on the sale.

     While there can be no assurance, management believes that the Company's prospects for profitability are better in 2001 due to its refocus on its core business.

     The following table sets forth information with respect to the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000.

                                                     Three Months                   Nine Months
                                                        ended                          ended
                                                     September 30,                  September 30,
                                                ----------------------          ---------------------
                                                 2001            2000            2001           2000
                                                ------          ------          ------         ------
     Net sales                                   100.0%          100.0%          100.0%         100.0%
                                                ------          ------          ------         ------

     Gross profit                                 38.0            30.6            31.8           24.7
     Selling, general and administrative
         expenses                                 24.2            22.6            30.2           27.9
     Outlet store closing costs                     --              --              --            2.2
                                                ------          ------          ------         ------

     Operating earnings (loss)                    13.8             8.0             1.6           (5.4)
     Other income, net                             0.2             0.2             0.6            0.3
     Interest expense, net                        (0.3)           (1.0)             --           (1.0)
     Income tax expense                             --             2.8              --            0.5
                                                ------          ------          ------         ------
     Net earnings (loss)                        13.7 %           4.4 %           2.2 %           (6.6)%
                                                ======          ======          ======         ======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales. Net sales decreased 33.5%, from $19.0 million in 2000 to $12.6 million in 2001. Net sales of MC decreased 11.7% from $14.3 million in 2000 to $12.6 million in 2001 primarily as a result of lower volume with discounters and less profitable accounts, in order to increase gross profit, as well as general market conditions. Net sales of Flapdoodles were $4.7 million in 2000.

Gross profit. Gross profit decreased 17.3%, from $5.8 million in 2000 to $4.8 million in 2001 primarily as a result of the sale of Flapdoodles and lower MC sales. As a percentage of net sales, gross profit increased from 30.6% in 2000 to 38.0% in 2001, primarily as a result of the sale of Flapdoodles.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 28.7%, from $4.3 million in 2000 to $3.0 million in 2001 primarily as a result of the disposition of Flapdoodles. As a percentage of net sales, SG&A increased from 22.6% in 2000 to 24.2% in 2001 as a result of lower sales. SG&A of Flapdoodles was $1.3 million in 2000.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, was $31.4 thousand in 2001 and $33.5 thousand in 2000.

Interest expense, net. Interest expense, net decreased 76.6%, from $185.0 thousand in 2000 to $43.3 thousand in 2001, primarily as a result of lower average outstanding borrowings.

Income tax expense. Income tax expense was $526.0 thousand in 2000. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $34.0 million, which may be used to offset future taxable income through 2018.

Net earnings (loss). Net earnings (loss) changed from $842.8 thousand in 2000 to $1.7 million in 2001 as a result of the aforementioned items.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales. Net sales decreased 42.7%, from $45.7 million in 2000 to $26.2 million in 2001 primarily as a result of lower volume with discounters and less profitable accounts, in order to increase gross profit, as well as general market conditions. Net sales of Flapdoodles were $15.1 million in 2000.

Gross profit. Gross profit decreased 26.3%, from $11.3 million in 2000 to $8.3 million in 2001. As a percentage of net sales, gross profit increased from 24.7% in 2000 to 31.8% in 2001. Gross profit was positively impacted by the disposition of Flapdoodles and improved pricing on selective sales of MC.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 38.1%, from $12.8 million in 2000 to $7.9 million in 2001, primarily as a result of the disposition of Flapdoodles. As a percentage of net sales, SG&A expenses increased from 27.9% in 2000 to 30.2% in 2001, primarily as a result of lower net sales. SG&A of Flapdoodles was $4.7 million in 2000.

Outlet store closing costs. Outlet store closing costs relate to the closing of twelve of Flapdoodles' thirteen retail outlets.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, was $149.7 thousand in 2001 and $117.0 thousand in 2000.

Interest expense, net. Interest expense, net decreased 98.4% from $456.9 thousand in 2000 to $7.2 thousand in 2001, primarily as the result of lower average outstanding borrowings and increased interest income during 2001.

Income tax expense. Income tax expense was $226.0 thousand in 2000. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $34.0 million, which may be used to offset future taxable income through 2018.

Net earnings (loss). Net earnings (loss) increased from ($3.0 million) loss in 2000 to $571.2 thousand earnings in 2001 as a result of the aforementioned items.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and accounts receivable, and bear interest at the prime rate plus .75%. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. The arrangement expires on June 14, 2002. As of September 30, 2001, $3.9 million of borrowings, bearing interest at 7.25%, and $464.2 thousand of commercial letters of credit were outstanding under the credit facility. Available borrowings at September 30, 2001 were $7.1 million. The Company expects to have sufficient financing to meet its working capital needs through the expiration of the arrangement.

During 2001, the Company had capital expenditures of approximately $317.6 thousand, primarily for leasehold improvements. Capital expenditures for the remainder of 2001 are expected to be approximately $34.0 thousand. These capital expenditures will be funded by internally generated funds.

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

NEW ACCOUNTING PRINCIPLES

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which became effective for the Company on July 1, 2001. SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations and requires the use of the purchase accounting method. SFAS No. 141 provides criteria for the measurement and recognition of goodwill and other acquired intangible assets. The Company does not expect SFAS No. 141 to have a material impact on its consolidated financial statements.

Additionally, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which will become effective for the Company on January 1, 2001. Under SFAS No. 142, goodwill will no longer be amortized to expense but rather goodwill will be measured for impairment on an annual basis under the guidance set forth in the standard. Additionally, SFAS No. 142 requires disclosure of pro forma net income and earnings per share for prior periods as if the standard was in effect for all periods presented. The Company does not expect SFAS No. 142 to have a material impact on its consolidated financial statements.

SFAS No. 144, Impairment or Disposal of Long-Lived Assets, will become effective for the Company on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and addresses the accounting for a segment of a business accounted for as a discontinued operation. The Company does not expect SFAS No. 144 to have a material impact on its consolidated financial statements.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material operating expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of September 30, 2001, the Company's floating rate debt is based on the Prime rate. The fair market value of the Company's debt approximates its book value. If the Company's interest rates increased or decreased by 100 basis points during the nine months ended September 30, 2001, interest expense and cash flows would have increased or decreased by approximately $10.0 thousand.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in US dollars and the Company's investment in its foreign subsidiary was $140.0 thousand at September 30, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended September 30, 2001.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  November 6, 2001                   /s/  S. E. Melvin Hecht
                                          -------------------------------------
                                          S. E. Melvin Hecht
                                          Vice Chairman,
                                          Chief Financial Officer and Treasurer