Form 10-K405
period 2001-12-31
MARISA CHRISTINA INC
filed 2002-03-26
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period
      from                   to
          --------------       --------------

                         Commission File Number 0-24176

                         MARISA CHRISTINA, INCORPORATED
             (Exact name of Registrant as specified in its charter)

           Delaware                                     11-3216809
    (State of Incorporation)                (I.R.S. Employer Identification No.)

8101 Tonnelle Avenue, North Bergen, New Jersey                     07047-4601
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (201) 758-9800

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant
  to Section 12(g) of the Act:                 Common Stock, Par Value $0.01 Per
                                               Share (the "Common Stock")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes   X
                                 -----

As of March 20, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $5.4 million based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 20, 2002. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

         Class                                     Outstanding at March 20, 2002
         -----                                     -----------------------------

Common stock, par value $0.01 per share                  7,295,065 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

GENERAL

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

Marisa Christina, Incorporated offers four "lines" per year. These are marketed under four primary labels: Marisa Christina, Mary Jane Marcasiano, Christina Rotelli and Claire Murray. Each of the four offerings cover various seasons, i.e., fall, holiday, resort and spring. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each line consists of approximately 200 styles organized into approximately fifteen to eighteen groupings. In addition, the Company offers large sizes, as well as private label and exclusive merchandise under various labels. Exclusive and private label merchandise is an important factor in Marisa Christina's overall offerings.

In each selling season, the Company also offers a selection of complementary blouses, skirts, pants and jackets, which, when combined with sweaters, creates complete outfits. The Company estimates that approximately 90% of Marisa Christina customers order complementary pieces, and it is Marisa Christina's policy to ship these orders as a group so that it can create a single, unified display of merchandise. In addition, certain designs and colors are designated as exclusive merchandise for customers seeking to differentiate themselves from other retailers by creating broad identity and signature looks.

DESIGN, PRODUCTION AND RAW MATERIALS

The Company has a staff of eight designers and merchandisers located in New York City and eight merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for certain labels and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers with expertise in the new product area. Designers are selected on their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology. The Company believes that its ability to create fresh and original designs while maintaining the "look" of each of its labels is critical for success.

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

The Company negotiates with suppliers for the purchase of all raw materials required for use by its United States contractors, in accordance with its specifications and based on orders taken for the upcoming season. Raw materials required for use by the Company's foreign-based contractors are procured by the contractors in accordance with the Company's specifications. Approximately one-half of the garments in the Marisa Christina product line consist of sweaters that have been knit in The People's Republic of China. Turkey is also a significant source of supply to the Company.

The Company's products may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternate sources of production could be found.

Management of the Company believes raw materials to be readily available and can be provided from a number of alternative suppliers.

SALES AND MARKETING

Marisa Christina has a direct sales force of six full-time salespersons located in its New York showroom who are compensated on a salaried basis. The direct sales force is responsible for Marisa Christina's large department store and specialty store chain accounts. Marisa Christina also utilizes independent sales representatives who market Marisa Christina products to independent specialty stores and boutiques and are compensated on a commission basis. In many cases, these representatives also market products of other non-competing apparel companies that have been approved by the Company. In addition, Marisa Christina has arrangements with independent distributors in Canada that sell to various accounts outside the United States on a royalty basis and a licensing arrangement in Japan.

DISTRIBUTION

The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's distribution facility located in North Bergen, New Jersey. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company sizing specifications. The merchandise is then packed for delivery and shipped to its customer, principally by common carrier.

TRADEMARKS

The Company owns all rights, title and interest in the Marisa Christina and its other trademarks. Marisa Christina's trademarks are registered in the U.S. Patent and Trademark Office and also in many foreign countries.

The Company diligently and vigorously protects its original designs against infringement.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company's largest selling seasons and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, are shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in the other selling seasons. In 2001, net sales of the Company's products were $8.7 million in the first quarter, $4.9 million in the second quarter, $12.6 million in the third quarter and $7.9 million in the fourth quarter.

CUSTOMERS

The Company's products are currently sold in approximately 4,300 individual stores by over 2,600 retailers. Approximately 53% of the Company's 2001 net sales consisted of sales to specialty stores and specialty store chains, including Talbots and Irresistibles, and 29% consisted of sales to department stores, including Saks Incorporated, Dillards, Federated Department Stores, and Nordstrom. The balance was sold to catalog merchandisers, off-price retailers and others. In 2001, Saks Incorporated, Dillards and Talbots accounted for approximately 13%, 9% and 7%, respectively, of the Company's net sales and were the only customers that individually accounted for more than 5% of the Company's net sales.

BACKLOG ORDERS

At February 28, 2002, the Company had unfilled customer orders of approximately $13.8 million compared with $15.2 million at February 28, 2001. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping of orders to the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections and returns of orders do not materially reduce the amount of sales realized from its backlog.

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

EMPLOYEES

As of December 31, 2001, the Company employed approximately 67 people, including 4 executives, 9 persons in sales, retail, marketing and advertising, 16 persons in design and merchandising, 22 persons in administration, 8 persons in quality control and finishing and 8 persons in production. All employees are nonunion and management believes its relations with all employees are good.

ITEM 2.    PROPERTIES

The Company's principal executive offices are located at 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601. As of December 31, 2001, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

                                                                   Approximate
Location                               Function                   Square Footage
--------                               --------                   --------------

North Bergen, New Jersey       Executive offices                      8,000

New York, New York             Showroom and design offices           16,600

Hong Kong                      Production and quality
                                 control offices                      2,300

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol ("MRSA"). The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 2001. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                             2001
                        --------------
QUARTER                 HIGH      LOW
-------                 -----     ----
First                   $1.69     1.00

Second                   1.75     1.00

Third                    1.31     0.75

Fourth                   0.88     0.50

                             2000
                        --------------
QUARTER                 HIGH      LOW
-------                 -----     ----
First                   $2.00     1.63

Second                   2.00     1.50

Third                    1.75     1.00

Fourth                   1.38     0.38

HOLDERS OF COMMON STOCK

The number of shareholders of record of the Company's Common Stock as of March 20, 2002, was 57. The Company believes there are approximately 450 beneficial holders of the Company's Common Stock.

On December 14, 1994, the Company announced an open market purchase program for its Common Stock. The Company has purchased 835,000 shares of Common Stock pursuant to this program.

DIVIDEND POLICY

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The information that follows should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                          YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                    2001           2000           1999           1998           1997
                                                  --------       --------       --------       --------       --------
Net sales (1,2)                                   $ 34,126       $ 57,985       $ 62,508       $ 74,607       $ 91,400

Gross profit                                        10,817         12,194         15,788         19,230         20,164
Selling, general and administrative expenses        10,422         16,703         20,036         24,953         30,002
Restructuring and asset impairment charges              --             --             --         20,275          1,263
Outlet store closing costs                              --          1,006             --             --             --
Operating income (loss)                                395         (5,515)        (4,248)       (25,998)       (11,101)
Income (loss) before income tax expense
     (benefit) (3)                                     629        (13,725)        (3,128)       (24,535)        (8,980)
Income tax expense (benefit)                           (17)           437          5,151         (8,227)        (2,988)
Net income (loss)                                      646        (14,162)        (8,279)       (16,308)        (5,992)
Comprehensive income (loss)                            645        (14,162)        (8,279)       (16,307)        (6,067)
Net income (loss) per weighted average
     common share amounts:
         Basic                                        0.09          (1.82)         (1.07)         (2.03)         (0.72)
         Diluted                                      0.09          (1.82)         (1.07)         (2.03)         (0.72)
Weighted average common shares outstanding:

     Basic                                           7,298          7,761          7,766          8,053          8,369
     Diluted                                         7,298          7,761          7,766          8,053          8,369


                                                DECEMBER 31,
                          -----------------------------------------------------------
                           2001         2000         1999         1998         1997
                          -------      -------      -------      -------      -------
Working capital           $ 7,373      $ 6,556      $13,235      $ 8,912      $11,941

Total assets                9,199       10,355       30,532       44,429       65,197

Stockholders' equity        7,907        7,268       21,884       30,163       47,195

(1) Net sales for the years ended December 31, 1999, 1998 and 1997 include net sales of $8.0 million, $19.7 million and $29.9 million, respectively, from the Company's Adrienne Vittadini Division, which the Company sold in September 1999.

(2) Net sales for the years ended December 31, 2000, 1999, 1998 and 1997 include net sales of $18.7 million, $20.0 million, $29.5 million and $32.6 million, respectively, from the Company's Flapdoodles division, which the Company sold in December 2000.

(3) Loss before income tax expense for the year ended December 31, 2000 includes a loss on the sale of the Company's Flapdoodles division of approximately $7.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with Marisa Christina's consolidated financial statements and the notes thereto that follow in this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Marisa Christina in this document that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations about future events, which Marisa Christina has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the apparel industry, the dependence on senior management, maintaining sufficient working capital financing, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's most critical accounting policies relate to estimates related to allowances for uncollectible receivables, customer sales allowances and valuation of inventories.

Receivables

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future.

Inventories

Inventories are stated at the lower of cost, by the first-in, first-out method, or market. In assessing the market value of its inventories, particularly those with slower turnover, the Company considers the estimated sales value less costs to dispose and a reasonable profit margin and assesses the likelihood of realizing the recorded amounts of inventory. Changes in market conditions could impact the Company's ability to achieve sales at the estimated selling prices and could negatively impact the carrying value of the Company's inventory.

OVERVIEW

In order to reverse the trend of continuing losses, the Company undertook a number of initiatives over the past four years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. Most significantly, in an effort to refocus its resources on its core business, the Marisa Christina product lines (MC), the Company disposed of its Flapdoodles division (Flapdoodles) in 2000 and its Adrienne Vittadini division (AVE) are in 1999.

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

The Company returned to profitability in 2001 primarily as a result of these initiatives and focusing on its core business. While there can be no assurance, management believes that the Company's prospects for profitability will continue in 2002.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the years ended December 31, 2001, 2000 and 1999.

                                                         2001        2000        1999
                                                         ----        ------      ----
Net sales                                               100.0%       100.0%     100.0%
                                                        ------       ------     ------
Gross profit                                             31.7         21.0       25.3
Selling, general and administrative expenses             30.5         28.8       32.1
Outlet store closing costs                                 --          1.7         --
              Operating income(loss)                      1.2         (9.5)      (6.8)

Loss on the sale of the Flapdoodles division               --        (13.6)        --
Gain on the sale of the Adrienne Vittidini division        --           --        1.0
Interest expense, net                                    (0.1)        (1.0)      (1.2)
Other income, net                                         0.8          0.5        2.0
Income tax expense (benefit)                               --          0.8        8.2
              Net income(loss)                            1.9%       (24.4)%    (13.2)%

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Net sales. Net sales decreased 41.1%, from $58.0 million in 2000 to $34.1 million in 2001. Net sales of Flapdoodles were $18.7 million in 2000. Excluding Flapdoodles, net sales of the Company decreased 13.1% from $39.3 million in 2000 to $34.1 million in 2001, primarily as a result of lower volume with discounters and less profitable accounts, in order to increase gross profit percentage, as well as slower economic conditions.

Gross profit. Gross profit decreased 11.3%, from $12.2 million in 2000 to $10.8 million in 2001. As a percentage of net sales, gross profit increased from 21.0% in 2000 to 31.7% in 2001. Excluding Flapdoodles, gross profit was $8.3 million in 2000 (21.1% of net sales). The increase in the gross profit percentage in 2001 compared to 2000, excluding Flapdoodles, is a result of the conditions noted in net sales above.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 37.6%, from $16.7 million in 2000 to $10.4 million in 2001. As a percentage of net sales, SG&A increased from 28.8% in 2000 to 30.5% in 2001. Excluding Flapdoodles, SG&A as a percentage of sales increased from 27.4% in 2000 to 30.5% in 2001.

Outlet store closing costs. Outlet store closing costs of $1.0 million in 2000 relate to the closing of twelve of Flapdoodles' thirteen retail outlets prior to the sale of the division.

Loss on the sale of the Flapdoodles division. Loss on the sale of the Flapdoodles division of $7.9 million in 2000 represents the pretax loss recognized on the disposition.

Interest expense, net. Interest expense, net decreased 95.3% from $608.1 thousand in 2000 to $28.6 thousand in 2001, primarily as the result of lower average outstanding borrowings and lower interest rates.

Other income, net. Other income, net, which consists of royalty, licensing and copyright infringement income, decreased 5.7% from $279.0 thousand in 2000 to $263.0 thousand in 2001.

Income tax expense (benefit). Income tax expense was $437.2 thousand in 2000 primarily as a result of the Company increasing the valuation allowance related to its deferred tax assets. The Company utilized net operating loss carryforwards to offset its taxable income in 2001. Income tax benefit of $17.2 thousand in 2001 relates to state income tax refunds realized. As of December 31, 2001, the Company had remaining net operating loss carryforwards of approximately $31.0 million, which may be used to offset future taxable income through 2018.

Net loss. Net loss was $14.2 million in 2000 compared to net income of $646.4 thousand in 2001 as a result of the aforementioned items. On a pro forma basis, assuming the sale of Flapdoodles occurred on January 1, 2000, the Company's net loss in 2000 would have been $1.7 million.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Net sales. Net sales decreased 7.2%, from $62.5 million in 1999 to $58.0 million in 2000. Higher sales at MC were offset by declines in sales at Flapdoodles and the disposition of AVE in 1999. Net sales of MC increased 14.0% from $34.5 million in 1999 to $39.3 million in 2000. Net sales of Flapdoodles declined 6.5% from $20.0 million in 1999 to $18.7 million in 2000. Net sales of AVE were $8.0 million in 1999. Excluding net sales of AVE, net sales increased 6.5% from $54.5 million in 1999 to $58.0 million in 2000.

MC's sales improved due to new customers and higher volumes. The decline in sales at Flapdoodles was principally the result of the closing of its outlet stores.

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

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 16.6%, from $20.0 million in 1999 to $16.7 million in 2000. As a percentage of net sales, SG&A decreased from 32.1% in 1999 to 28.8% in 2000. The decrease in dollar amount is attributable to the disposition of AVE and the closing of the outlet stores offset by higher variable expense for MC related to the higher sales volume. SG&A of MC was $8.6 million in 1999 and $10.8 million in 2000. SG&A of Flapdoodles was $8.1 million in 1999 and $5.9 million in 2000. SG&A of AVE was $3.3 million in 1999.

Outlet store closing costs. Outlet store closing costs of $1.0 million in 2000 relate to the closing of twelve of Flapdoodles' thirteen retail outlets in the second quarter of 2000.

Loss on the sale of the Flapdoodles division. Loss on the sale of the Flapdoodles division of $7.9 million in 2000 represents the pretax loss recognized on the disposition in December 2000.

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

Income tax expense. In 2000 the Company had income tax expense of $437.2 thousand compared with $5.2 million in 1999. In computing taxes for 2000 and 1999, management increased tax valuation allowances by $5.3 million and $6.1 million, respectively. At December 31, 2000, the Company had net deferred tax assets of $13.5 million before a valuation allowance of $13.5 million. The Company's deferred tax assets relate principally to net operating losses. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible and net operating loss carryforwards are available for use.

Net loss. Net loss increased from $8.3 million in 1999 to $14.2 million in 2000 as a result of the aforementioned items. On a pro forma basis, assuming the sale of AVE and Flapdoodles occurred on January 1, 1999, the Company's net loss in 2000 would have been $1.7 million and its 1999 results would have been net income of approximately $500 thousand.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily trade accounts receivable and inventory, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2004. There were no borrowings outstanding and $670,000 of commercial letters of credit outstanding under the credit facility at December 31, 2001. Available borrowings at December 31, 2001 were $4.4 million. The Company expects to have sufficient financing and funds generated by operations, if any, to meet its working capital needs throughout 2002.

During 2001, the Company had capital expenditures of approximately $337 thousand, primarily to upgrade computer systems and leasehold improvements. Capital expenditures for 2002 are expected to be $100 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's line of credit facility. The Company's contractual cash obligations related to operating leases as of December 31, 2001 include: $611,862 in 2002, $527,607 in 2003, $529,174 in 2004, $451,567 in 2005
and $4,724 in 2006.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangibles assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption. The Company does not expect the adoption of SFAS Nos. 141 and 142 to have an impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company will adopt SFAS No. 144 on January 1, 2002, but does not expect its adoption to have an impact on its consolidated financial statements.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at December 31, 2001. If interest rates on the Company's borrowings changed by 100 basis points during the year ended December 31, 2001, interest expense would have changed by approximately $20,000.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140 thousand at December 31, 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   PAGE
Independent Auditors' Report                                                        14

Consolidated Financial Statements:

     Consolidated Balance Sheets -- December 31, 2001 and 2000                      15

     Consolidated Statements of Operations and Comprehensive Income (Loss) --
        Years ended December 31, 2001, 2000 and 1999                                16

     Consolidated Statements of Stockholders' Equity --
        Years ended December 31, 2001, 2000 and 1999                                17

     Consolidated Statements of Cash Flows --
        Years ended December 31, 2001, 2000 and 1999                                18

Notes to Consolidated Financial Statements                                          20

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 7, 2002

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                                              2001              2000
                                                                         ------------       ------------
                             ASSETS
Current assets:
    Cash and cash equivalents                                            $  3,330,602       $  3,240,052
    Trade accounts receivable, less allowance for doubtful accounts
       of $365,000 in 2001 and $166,824 in 2000                             3,160,273          3,633,369
    Inventories                                                             1,742,835          2,471,925
    Prepaid expenses and other current assets                                 431,419            297,677
                                                                         ------------       ------------
                Total current assets                                        8,665,129          9,643,023

Property and equipment, net                                                   404,274            189,588
Other assets                                                                  129,192            522,058
                                                                         ------------       ------------
                Total assets                                             $  9,198,595       $ 10,354,669
                                                                         ============       ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                               $    833,437       $  2,582,919
    Accrued expenses and other current liabilities                            458,554            503,904
                                                                         ------------       ------------
                Total current liabilities                                   1,291,991          3,086,823
                                                                         ------------       ------------

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 1,000,000 shares;
       none issued                                                                 --                 --
    Common stock, $.01 par value. Authorized 15,000,000 shares;
       issued 8,586,769 shares in 2000 and 1999                          $     85,868       $     85,868
    Additional paid-in capital                                             31,664,680         31,664,680
    Accumulated other comprehensive loss                                      (57,924)           (56,600)
    Accumulated deficit                                                   (19,681,744)       (20,328,110)
    Treasury stock, 1,291,704 and 1,286,984 common shares in
       2001 and 2000, respectively, at cost                                (4,104,276)        (4,097,992)
                                                                         ------------       ------------
                Total stockholders' equity                                  7,906,604          7,267,846

Commitments and contingencies (notes 5, 8 and 16)
                                                                         ------------       ------------
                Total liabilities and stockholders' equity               $  9,198,595       $ 10,354,669
                                                                         ============       ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                  Years ended December 31, 2001, 2000 and 1999

                                                             2001               2000               1999
                                                         ------------       ------------       ------------
Net sales                                                $ 34,125,556       $ 57,985,462       $ 62,507,833
Cost of goods sold                                         23,308,594         45,791,642         46,719,629
                                                         ------------       ------------       ------------
              Gross profit                                 10,816,962         12,193,820         15,788,204

Selling, general and administrative expenses               10,422,146         16,702,946         20,035,812
Outlet store closing costs                                         --          1,005,417                 --
                                                         ------------       ------------       ------------
              Operating income (loss)                         394,816         (5,514,543)        (4,247,608)

Loss on the sale of the Flapdoodles division                       --         (7,881,228)                --
Gain on the sale of the Adrienne Vittadini division                --                 --            645,899
Interest expense, net                                         (28,603)          (608,084)          (752,938)
Other income, net                                             262,991            279,015          1,226,739
                                                         ------------       ------------       ------------
              Income (loss) before income tax
                 expense (benefit)                            629,204        (13,724,840)        (3,127,908)

Income tax expense (benefit)                                  (17,162)           437,218          5,151,372
                                                         ------------       ------------       ------------
              Net income (loss)                               646,366        (14,162,058)        (8,279,280)

Other comprehensive income (loss), net of tax:

    Foreign currency translation adjustment                    (1,324)                --                400
                                                         ------------       ------------       ------------
              Comprehensive income (loss)                $    645,042       $(14,162,058)      $ (8,278,880)
                                                         ============       ============       ============
Basic and diluted net income (loss) per
    weighted average common share                        $       0.09       $      (1.82)      $      (1.07)
                                                         ============       ============       ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2001, 2000 and 1999

                                                                                                     ACCUMULATED
                                                   COMMON STOCK                   ADDITIONAL            OTHER
                                            -----------------------------          PAID-IN          COMPREHENSIVE
                                             SHARES             AMOUNT             CAPITAL               LOSS
                                            ---------        ------------        ------------        ------------
Balance at December 31,
   1998                                     8,586,769        $     85,868        $ 31,653,186        $    (57,000)
Net loss                                           --                  --                  --                  --
Other comprehensive
income                                             --                  --                  --                 400
                                            ---------        ------------        ------------        ------------
Balance at December 31,
   1999                                     8,586,769              85,868          31,653,186             (56,600)
Net loss                                           --                  --                  --                  --
Treasury stock received from the
   sale of the Flapdoodles division                --                  --                  --                  --
Purchase of treasury stock,
   at cost                                         --                  --                  --                  --
Other                                              --                  --              11,494                  --
                                            ---------        ------------        ------------        ------------
Balance at December 31,
   2000                                     8,586,769              85,868          31,664,680             (56,600)
Net income                                         --                  --                  --                  --
Other comprehensive loss                           --                  --                  --              (1,324)
Purchase of treasury stock,
   at cost                                         --                  --                  --                  --
                                            ---------        ------------        ------------        ------------
Balance at December 31,
   2001                                     8,586,769        $     85,868        $ 31,664,680        $    (57,924)
                                            =========        ============        ============        ============


                                              RETAINED
                                              EARNINGS
                                            (ACCUMULATED           TREASURY
                                               DEFICIT)              STOCK                TOTAL
                                             ------------         ------------         ------------
Balance at December 31,
   1998                                      $  2,113,228         $ (3,632,435)        $ 30,162,847
Net loss                                       (8,279,280)                  --           (8,279,280)
Other comprehensive
income                                                 --                   --                  400
                                             ------------         ------------         ------------
Balance at December 31,
   1999                                        (6,166,052)          (3,632,435)          21,883,967
Net loss                                      (14,162,058)                  --          (14,162,058)
Treasury stock received from the
   sale of the Flapdoodles division                    --             (456,984)            (456,984)
Purchase of treasury stock,
   at cost                                             --               (8,573)              (8,573)
Other                                                  --                   --               11,494
                                             ------------         ------------         ------------
Balance at December 31,
   2000                                       (20,328,110)          (4,097,992)           7,267,846
Net income                                        646,366                   --              646,366
Other comprehensive loss                               --                   --               (1,324)
Purchase of treasury stock,
   at cost                                             --               (6,284)              (6,284)
                                             ------------         ------------         ------------
Balance at December 31,
   2001                                      $(19,681,744)        $ (4,104,276)        $  7,906,604
                                             ============         ============         ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                   2001                 2000                 1999
                                                               ------------         ------------         ------------
Cash flows from operating activities:
     Net income (loss)                                         $    646,366         $(14,162,058)        $ (8,279,280)
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating
        activities:
           Depreciation and amortization                            222,287              889,826            1,314,379
           Loss on sale of the Flapdoodles division                      --            7,881,228                   --
           Gain on the sale of the Adrienne
              Vittadini division                                         --                   --             (645,899)
           Deferred income tax expense (benefit)                         --              400,000            5,038,344
           Loss on property and equipment
              retirements                                                --              654,000               18,112
           Bad debt expense                                         295,034              183,173              211,324
           Changes in assets and liabilities, net of
              effects from the sale of the divisions:
                 Trade accounts receivable                          178,062            1,949,079           (2,749,898)
                 Inventories                                        729,090            4,136,031           (2,695,383)
                 Prepaid expenses and other assets                   59,124            1,003,520            2,775,216
                 Trade accounts payable                          (1,749,482)            (135,249)           1,480,234
                 Accrued expenses and other
                    current liabilities                             (46,674)             156,565              150,463
                                                               ------------         ------------         ------------
                 Net cash provided by (used in)
                    operating activities                            333,807            2,956,115           (3,382,388)
                                                               ------------         ------------         ------------
Cash flows from investing activities:
     Acquisitions of property and equipment                        (336,973)            (166,559)            (276,419)
     Proceeds from sale of trademark                                100,000                   --                   --
     Acquisition of trademark                                            --             (350,000)                  --
     Proceeds from the sale of the Flapdoodles
        division                                                         --            4,300,000                   --
     Proceeds from the sale of the Adrienne
        Vittadini division                                               --                   --            8,373,484
     Receipt of amount due from the sale of the
        Adrienne Vittadini division                                      --              651,569                   --
                                                               ------------         ------------         ------------
                 Net cash provided by (used in)
                    investing activities                       $   (236,973)        $  4,435,010         $  8,097,065
                                                               ------------         ------------         ------------

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                   2001                 2000                 1999
                                                               ------------         ------------         ------------
Cash flows from financing activities:

     Repayments under credit facility, net                     $         --         $ (4,500,000)        $ (5,350,000)
     Acquisition of treasury stock                                   (6,284)              (8,573)                  --
     Other                                                               --               11,494                   --
                                                               ------------         ------------         ------------
                 Net cash used in financing activities               (6,284)          (4,497,079)          (5,350,000)
                                                               ------------         ------------         ------------
                 Net increase (decrease) in cash
                    and cash equivalents                             90,550            2,894,046             (635,323)

Cash and cash equivalents at beginning of year                    3,240,052              346,006              981,329
                                                               ------------         ------------         ------------
Cash and cash equivalents at end of year                       $  3,330,602         $  3,240,052         $    346,006
                                                               ============         ============         ============
Cash paid during the year for:

     Income taxes                                              $      6,200         $     34,684         $     61,778
                                                               ============         ============         ============
     Interest                                                  $     93,755         $    620,851         $    765,790
                                                               ============         ============         ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


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

         The Company had net income of approximately $646,000 in 2001 and incurred net losses of $14.2 million and $8.3 million in 2000 and 1999, respectively. During 2000 and 1999, the Company disposed of the Flapdoodles and Adrienne Vittadini divisions, respectively and obtained a new credit facility and increased its borrowing capacity (see note
         5), which the Company believes is sufficient to meet its working capital needs through 2002, based on projected operating results and cash flow requirements. Failure to continue to operate profitably could adversely impact the Company's liquidity and the recoverability of the carrying value of its assets.

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

     (d)  REVENUE AND RECEIVABLES

         Revenue is recognized when title and risk of ownership transfers to the customer, which is when product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized.

     (e)  INVENTORIES

         Inventories are stated at the lower of cost, by the first-in, first-out method, or market.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


      (f) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the respective assets (which range from five years to seven years) or, where applicable, the term of the lease, if shorter. Additions to property and equipment, as well as major renewals and betterments, are capitalized. The costs of maintenance and repairs are charged to operations as incurred. When property or equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in operations.

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

     (i)  ADVERTISING

         The Company expenses advertising as incurred. Advertising expense was $209,500 in 2001, $373,000 in 2000 and $400,000 in 1999.

     (j)  NET INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE

         Basic and diluted net income (loss) per weighted average common share is based on the weighted average number of common shares outstanding, which were 7,298,043 for 2001, 7,760,725 for 2000 and 7,765,769 for
         1999. The effect of stock options outstanding were not included in the computation of diluted net income (loss) per share because the effect would have been antidilutive.

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

                        December 31, 2001, 2000 and 1999


     (l)  ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies the intrinsic value-based method of accounting for stock-based compensation to employees and directors, pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).

     (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments, consisting of cash and cash equivalents, trade accounts receivable and trade accounts payable, approximate their carrying values due to the short-term maturities of such instruments.

     (n)  USE OF ESTIMATES

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

     (o)  RECLASSIFICATIONS

         Certain amounts from 2000 and 1999 have been reclassified to conform to the presentation in 2001.

(2)  INVENTORIES

     Inventories at December 31, 2001 and 2000 consist of the following:

                                                 2001                    2000
                                              ----------              ----------
Piece goods                                   $   50,050              $  132,050
Finished goods                                 1,692,785               2,339,875
                                              ----------              ----------
                                              $1,742,835              $2,471,925
                                              ==========              ==========

     Based on management's assumptions and estimates relating to future operations, the Company has reduced its inventory value for slow moving inventory at December 31, 2001 and 2000. Actual results could differ from those estimates.

(3)  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at December 31, 2001 and 2000 consist of the following:

                                                  2001                2000
                                                --------            --------

Prepaid expenses                                $135,520            $ 99,657
Non trade receivables                            295,899             198,020
                                                --------            --------
                                                $431,419            $297,677
                                                ========            ========


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(4)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 and 2000 consist of the following:

                                                            2001          2000
                                                          --------      --------

Computer equipment and software                           $250,734      $214,456
Furniture and fixtures                                     194,616       127,996
Leasehold improvements                                     274,887        40,812
                                                          --------      --------
            Total                                          720,237       383,264

Less accumulated depreciation and amortization             315,963       193,676
                                                          --------      --------
                                                          $404,274      $189,588
                                                          ========      ========


(5)  CREDIT FACILITY

     The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily trade accounts receivable and inventory, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth.

     As of December 31, 2001, there were no borrowings outstanding and $670,000 of commercial letters of credit outstanding under the credit facility. Available borrowings at December 31, 2001 were approximately $4,400,000. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2002. There were no borrowings outstanding at December 31, 2000.

(6)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at December 31, 2001 and 2000 consist of the following:

                                                      2001               2000
                                                     --------           --------

Accrued compensation                                 $ 97,883           $ 55,063
Other accrued expenses                                360,671            448,841
                                                     --------           --------
                                                     $458,554           $503,904
                                                     ========           ========

(7)  RETIREMENT PLAN

     The Company sponsors a 401(k) profit sharing plan for the benefit of all eligible employees. Profit sharing expense was $101,100 in 2001, $157,100 in 2000 and $156,000 in 1999.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


 (8) LEASES

     The Company is committed under various noncancellable operating leases for office, showroom, design and warehouse space. The leases expire on various dates through 2006. Future annual minimum lease payments under noncancellable operating leases as of December 31, 2001 are as follows:

         2002                                                         $  611,862
         2003                                                            527,607
         2004                                                            529,174
         2005                                                            451,567
         2006                                                              4,724
                                                                      ----------
                                                                      $2,124,934
                                                                      ==========

     Total rent expense charged to operations was $631,000 in 2001, $1,600,000 in 2000 and $2,900,000 in 1999.

(9)  DISPOSITION OF THE FLAPDOODLES AND ADRIENNE VITTADINI DIVISIONS

     On December 29, 2000, the Company sold substantially all the assets, properties and rights of its Flapdoodles division (Flapdoodles) to Flap 2001, Inc., a Delaware corporation owned by one of the Company's directors and a senior member of management on that date (the Purchaser), for (i) $4,300,000 in cash, (ii) 456,984 shares of the Company's common stock and 280,000 stock options to acquire the Company's common stock held by the Purchaser and (iii) the assignment of certain liabilities of Flapdoodles. Proceeds to the Company of $4,200,000, net of transaction and related costs, were used by the Company to pay down borrowings under its credit facility. The Company recognized a loss of approximately $7,900,000 on the sale.

     The aggregate sale price for Flapdoodles' assets sold is as follows:

Cash received                                                       $ 4,300,000
Fair value of the capital stock surrendered                             456,984
Liabilities assigned to the Purchaser                                 1,157,226
Transaction and related costs                                           (75,000)
                                                                    -----------
            Net proceeds                                            $ 5,839,210
                                                                    ===========

     The pre-tax loss recognized by the Company on asset values at December 29, 2000 is as follows:

Net proceeds                                                        $ 5,839,210
Less:
    Accounts receivable                                               2,858,945
    Inventories                                                       3,914,407
    Prepaid expenses and other assets                                   150,378
    Equipment and leasehold improvements                              1,017,683
    Goodwill                                                          5,779,025
                                                                    -----------
            Pre-tax loss                                            $(7,881,228)
                                                                    ===========


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     On September 2, 1999, the Company sold substantially all the assets, properties and rights of the Adrienne Vittadini division ("AVE") to de V & P, Inc. for $9,770,000 in cash and the assumption of certain liabilities of AVE. Cash proceeds received at closing of $8,100,000, net of transaction and related costs, were used by the Company to pay down borrowings under its bank credit facility. A post-closing adjustment of approximately $920,000 was also included in the sale price. The Company recognized a pre-tax gain of approximately $646,000 on the sale.

     Pro forma consolidated net sales, net income (loss) and diluted net income
     (loss) per weighted average common share for the years ended December 31, 2000 and 1999, assuming the dispositions had occurred on January 1, 1999, are as follows in thousands:

                                                                  2000          1999
                                                                --------      --------

Net sales                                                       $ 39,267      $ 34,460
Net income (loss)                                                 (1,687)          524
Diluted net income (loss) per weighted average common share        (0.22)         0.07
                                                                ========      ========

(10) STOCK OPTION PLAN

     The Company sponsors an incentive stock ownership plan ("Plan") that provides for the grant of up to 900,000 options to purchase shares of the Company's common stock at fair market value on the dates of grant. Options generally vest over a five-year period and are exercisable over a ten-year period from the dates of grant. In addition, in connection with the acquisition of Flapdoodles in 1994, the Company granted the former minority shareholders of Flapdoodles an evergreen option to purchase 250,000 shares of common stock at $5.00 per share ("the Evergreen Option"). Effective December 29, 2000, the Evergreen Option was cancelled in conjunction with the disposition of the Flapdoodles division.

     At December 31, 2001, there were 426,460 additional shares available for grant under the Plan. There were no options granted in 2001 or 2000. The per share weighted-average fair values of stock options granted during 1999 was $1.27 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate 7.0%, expected volatility of 60% and an expected life of seven years.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


Changes in options outstanding, options exercisable and shares reserved for issuance pursuant to stock options are as follows:

                                              Weighted average         Number of
                                              per share price           shares
                                              ----------------         ---------

December 31, 1998                                $     5.00             542,550

    Granted                                            1.90             405,000
    Forfeited                                          4.70            (148,250)
                                                                       --------
December 31, 1999                                      2.86             799,300

    Forfeited                                          4.57            (290,450)
                                                                       --------
                                                                       --------
December 31, 2000                                      1.88             508,850

    Forfeited                                                           (40,400)
                                                                       --------
December 31, 2001                                $     1.88             468,450
                                                                       ========

Options exercisable:
    December 31, 1999                            $     3.97             372,920
    December 31, 2000                                  1.88             205,130
    December 31, 2001                                  1.88             258,510

At December 31, 2001, the number of outstanding options, having an exercise price of $1.88, and the weighted-average remaining contractual life of such outstanding options were 123,450 options and 4.5 years; 50,000 options and 7.0 years and 295,000 options and 7.5 years. In October 1999, the Company repriced 173,450 options at $1.88.

The Company applies APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 2001, 2000 and 1999 results would have been adjusted to the pro forma amounts indicated below:

                                                2001            2000                1999
                                           --------------  --------------      --------------
Net income (loss)
       -- as reported                      $      646,366  $  (14,162,058)     $   (8,279,280)
       -- pro forma                        $      565,366  $  (14,257,058)     $   (8,375,431)

Diluted net income (loss) per weighted
    average common share
       -- as reported                      $         0.09  $        (1.82)     $        (1.07)
       -- pro forma                        $         0.08  $        (1.84)     $        (1.08)

Pro forma net income (loss) reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



 (11) INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                           2001            2000           1999
                        ----------      ----------     ----------
Current:
    Federal             $       --      $       --     $       --
    State and local        (17,162)         37,218        113,028
                        ----------      ----------     ----------
                           (17,162)         37,218        113,028
                        ----------      ----------     ----------
Deferred:
    Federal                     --         370,000      2,888,857
    State and local             --          30,000      2,149,487
                        ----------      ----------     ----------
                                --         400,000      5,038,344
                        ----------      ----------     ----------
                        $  (17,162)     $  437,218     $5,151,372
                        ==========      ==========     ==========


     The tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities that are included in the net deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                              2001              2000
                                                          ------------      ------------
Deferred tax assets:
    Depreciation on property and equipment                $         --      $     77,900
    Uniform inventory capitalization                            55,628             8,082
    Accrued expenses and other assets and liabilities          577,474           573,425
    Federal and state net operating losses                  10,834,170        11,110,857
                                                          ------------      ------------
                                                           11,467,272        11,770,264

Valuation allowance                                       (11,467,272)      (11,770,264)
                                                          ------------      ------------
                                                          $         --                --
                                                          ============      ============

     At December 31, 2001, the Company had Federal net operating loss carryforwards of approximately $31,000,000, which expire in various amounts during 2018, 2019, and 2020.

     The Company's deferred tax assets relate principally to net operating losses. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Based upon the Company's recent losses and uncertainties with respect to future taxable income levels, management has established a full valuation allowance at December 31, 2001 and 2000.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     A reconciliation of the provision for income taxes and the amounts computed by applying the Federal income tax rate of 34% to income (loss) before income tax expense (benefit) is as follows for the years ended December 31, 2001, 2000 and 1999:

                                                   2001             2000             1999
                                                -----------      -----------      -----------
Income tax on income (loss) before income
     tax expense computed at statutory rate     $   213,929      $(4,666,446)     $(1,063,489)
State and local income tax, net of Federal
     income tax benefit                             (17,162)          44,364          (44,025)
Change in valuation allowance                      (302,992)       5,048,470        6,100,290
Other                                               (89,063)          10,830          158,596
                                                -----------      -----------      -----------
                                                $   (17,162)     $   437,218      $ 5,151,372
                                                ===========      ===========      ===========

(12) OUTLET STORE CLOSING COSTS

     During the second quarter of 2000, in an effort to reduce future operating losses, the Company closed twelve of its thirteen Flapdoodles' outlet stores and recognized a nonrecurring operating charge of approximately $1,000,000. The nonrecurring charge consisted of $654,000 for the write-off of store property and equipment, $296,000 for lease termination fees and other facility closure costs and $50,000 for severance and employee benefits costs.

(13) BUSINESS RISKS AND CREDIT CONCENTRATIONS

     A significant amount of the Company's product lines are produced in The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternative sources of production could be found.

     The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. Three customers accounted for 19% of the Company's net sales in 2001, two customers accounted for 26% of the Company's net sales in 2000, and one customer accounted for 14% of the Company's net sales in 1999.

     Receivables from two customers represented approximately 19% of accounts receivable at December 31, 2001 and 2000. However, no customer balance exceeded $525,000 at December 31, 2001. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimates of its bad debts.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



 (14) SEGMENT REPORTING

     The operating divisions of the Company included: Marisa Christina Apparel
     (MC), Flapdoodles and AVE, prior to Flapdoodles' disposition in December 2000 and AVE's disposition in September 1999, for which a summary of each follows:

      -     MC designs, manufactures and distributes "better" women's knitwear.

      - Flapdoodles designed, manufactured and distributed comfortable, high-quality, functional children's clothing. Flapdoodles also maintained licensees for footwear and sleepwear.

      - AVE designed and distributed relaxed and stylish sportswear for women. AVE also maintained licenses ranging from scarves, swimwear, eyewear and shoes to cosmetics, travel bags and luggage.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     The accounting policies of the operating divisions were the same as those described in the summary of significant accounting policies (see note 1). The following information is provided in thousands:

                                           MC       Flapdoodles       AVE      Eliminations    Consolidated
                                        --------    -----------     --------   ------------    ------------
2001

Net sales                               $ 34,126      $     --      $     --      $     --      $ 34,126
Depreciation and amortization                222            --            --            --           222
Operating income (loss)                      395            --            --            --           395
Interest expense, net                        (29)           --            --            --           (29)
Income (loss) before taxes                   629            --            --            --           629
Total assets                               9,199            --            --            --         9,199
Long-lived assets                            404            --            --            --           404
Capital expenditures                         337            --            --            --           337

2000

Net sales                               $ 39,267      $ 18,718      $     --      $     --      $ 57,985
Depreciation and amortization                136           754            --            --           890
Outlet store closing costs                    --         1,005            --            --         1,005
Operating earnings (loss)                 (2,480)       (3,035)           --            --        (5,515)
Loss on the sale of the Flapdoodles
    division                                  --         7,881            --            --         7,881
Interest income (expense), net              (608)       (1,508)           --         1,508          (608)
Earnings (loss) before taxes              (2,809)      (12,424)           --         1,508       (13,725)
Total assets                               9,882            61            --           412        10,355
Long-lived assets                            490            --            --            --           490
Capital expenditures                         129            38            --            --           167

1999

Net sales                               $ 34,460      $ 20,009      $  8,039      $     --      $ 62,508
Depreciation and amortization                 67           868           379            --         1,314
Operating earnings (loss)                    321        (2,340)       (2,229)           --        (4,248)
Gain on the sale of the Adrienne
    Vittadini division                        --            --           646            --           646
Interest income (expense), net              (396)       (1,207)       (2,789)        3,639          (753)
Earnings (loss) before taxes                 134        (3,534)       (3,367)        3,639        (3,128)
Total assets                              12,752        17,712           662          (594)       30,532
Long-lived assets                            122         8,172            --            --         8,294
Capital expenditures                          49           221             6            --           276


     Eliminations consist of intercompany interest charges and intercompany accounts.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


 (15) QUARTERLY INFORMATION (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                                                         YEAR
                                               THREE MONTHS ENDED                        ENDED
                            --------------------------------------------------------
2001                        MARCH 31       JUNE 30         SEPTEMBER 30  DECEMBER 30   DECEMBER 31
-----------------------     --------       -------         ------------  -----------   -----------
Net sales                   $  8,688      $  4,893           $ 12,607     $  7,938      $ 34,126
Operating income (loss)          181        (1,497)             1,728          (17)          395
Net income (loss)                236        (1,398)             1,733           75           646

Basic and diluted
     net income (loss)
     per common share       $   0.03      $  (0.19)          $   0.24     $   0.01      $   0.09

2000
-----------------------
Net sales                   $ 17,557      $  9,223           $ 18,955     $ 12,250      $ 57,985
Operating income (loss)         (609)       (3,383)             1,520       (3,043)       (5,515)
Net income (loss)               (476)       (3,405)               843      (11,124)      (14,162)

Basic and diluted
     net income (loss)
     per common share       $  (0.06)     $  (0.44)          $   0.11     $  (1.43)     $  (1.82)

(16) LEGAL PROCEEDINGS

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

ITEM 10.    EXECUTIVES OF THE REGISTRANT

The following table sets forth the names of the principal executive officers of Marisa Christina, Incorporated, their positions with the Company, and their principal business experience for the last five years.

        Name              Age                          Position
        ----              ---                          --------

Michael H. Lerner          57     Chairman of the Board of Directors, Chief
                                      Executive Officer and President

S. E. Melvin Hecht         67     Vice Chairman of the Board of Directors, Chief
                                      Financial Officer and Treasurer

G. Michael Dees            48     President of Marisa Christina Apparel and Director

Christine M. Carlucci      44     Executive Vice-President of Administration and
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

The remaining information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement which will be filed within 120 days from the close of its year ended December 31, 2001.

`
ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Items 11, 12 and 13 are omitted by the company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under these items by incorporating the information by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held May 16, 2002, which will be filed within 120 days from the close of its year ended December 31, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  The following are included in Item 8 of Part II:

                                                                              PAGE

Independent Auditors' Report                                                   14

Consolidated Financial Statements:

   Consolidated Balance Sheets -- December 31, 2001 and 2000                   15

   Consolidated Statements of Operations and Comprehensive Income (Loss) --
      Years ended December 31, 2001, 2000 and 1999                             16

   Consolidated Statements of Stockholders' Equity --
      Years ended December 31, 2001, 2000 and 1999                             17

   Consolidated Statements of Cash Flows --
      Years ended December 31, 2001, 2000 and 1999                             18

Notes to Consolidated Financial Statements                                     20

(a)   (2) The following financial statement schedule for the years ended
      December 31, 2001, 2000 and 1999 is filed as part of this Report:

      Schedule II -- Valuation and Qualifying Accounts                         35

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) See accompanying Index to Exhibits                                      36


(b)   No reports on Form 8-K were filed during the fourth quarter of 2001

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at     Charged to                      Balance at
                                           BEGINNING      COSTS AND                         END OF
Description                                OF PERIOD      EXPENSES      DEDUCTIONS(a)       PERIOD
                                           ---------      --------      -------------     -----------
Allowance for doubtful trade accounts:

Year ended December 31, 2001             $   166,824    $   295,034      $  96,858         $365,000

Year ended December 31, 2000             $   253,264    $   183,173      $ 269,613(b)      $166,824

Year ended December 31, 1999             $   379,581    $   211,324      $ 337,641         $253,264


(a)  Deductions represent write-offs of specifically identified accounts.

(b)  Includes $48,885 for the disposition of the Flapdoodles division.

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

                                                                                                                       SEQUENTIALLY
                                                                                                                         NUMBERED
EXHIBIT NO.                 DOCUMENT                                                                                       PAGE
-----------                 --------                                                                                   ------------
   2.1++     Asset Purchase Agreement dated June 30, 1993, between MCFD Acquisition L.L.C.
             and Flapdoodles, Inc..................................................................................           *

   2.2++     Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina, Incorporated
             (the "Company"), Marisa Christina Holding, Inc., Marisa Christina Outlet Holdings, Inc.,
             C.M. Marisa Christina (H.K.) Limited, MF Showroom Holdings, Inc., Flapdoodles, L.L.C.
             and the Investors in such companies named on the signature pages thereto..............................         ***

   2.3++     Asset Purchase Agreement, dated as of January 1, 1996, by and among
             Adrienne Vittadini, Inc. ("AVI"), the Company, and Adrienne Vittadini
             Enterprises, Inc. ("AVE").............................................................................          **

   2.4++     Asset Purchase Agreement, dated as of September 2, 1999, by and among
             Adrienne Vittadini Enterprises, Inc. ("AVE"), Marisa Christina Incorporated ("Marisa Christina")
             and de V&P, Inc. ("Purchaser")........................................................................        ****

   2.5++     Asset Purchase Agreement, dated as of December 29, 2000, by and among
             Flapdoodles, Inc., MF Showroom Holdings, Inc., Mousefeathers, Inc. ("Sellers") and
             Flap 2001, Inc. ("Purchaser").........................................................................       *****

   3.1       Amended and Restated Certificate of Incorporation of the Company......................................         ***

   3.2       By-Laws of the Company................................................................................         ***

   4.3       1994 Stock Option Plan................................................................................         ***

   10.1+     Directors and Officers Indemnification Agreement, dated  June 22, 1994, between
             the Company and Michael H. Lerner.....................................................................         ***

   10.3+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
             the Company and G. Michael Dees.......................................................................         ***

   10.5+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
             the Company and Christine M. Carlucci.................................................................         ***

   10.6+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
             the Company and S.E. Melvin Hecht.....................................................................         ***

   10.8+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
             the Company and Robert Davidoff.......................................................................         ***

   10.9+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
             the Company and Lawrence D. Glaubinger................................................................         ***

   10.10+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between
             the Company and David W. Zalaznick....................................................................         ***

   10.16+    Amended and Restated Employment Agreement, dated June 30, 1993, between
             the Company and TJC Management Corporation............................................................           *

                                                                                                                       SEQUENTIALLY
                                                                                                                         NUMBERED
EXHIBIT NO.                 DOCUMENT                                                                                       PAGE
-----------                 --------                                                                                   ------------
   10.22+    Employment Agreement between the Company and Michael H. Lerner,
             dated January 1, 2001....................................................................................      ******

   10.23+    Employment Agreement between the Company and G. Michael Dees,
             dated January 1, 2001....................................................................................      ******

   21        Subsidiaries of the Registrant...........................................................................      ***

   23        Consent of Independent Auditors..........................................................................       (1)



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

****** Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-K, filed on April 2, 2001.

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

Dated:  March 25, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                             Title                              Date
     ---------                             -----                              ----

/s/ Michael H. Lerner                 Chairman, Chief Executive
-----------------------------
Michael H. Lerner                     Officer and President               March 25, 2002

/s/ S.E. Melvin Hecht                 Vice Chairman, Chief Financial
-----------------------------
S.E. Melvin Hecht                     Officer and Treasurer               March 25, 2002

/s/ G. Michael Dees                   Director
-----------------------------
G. Michael Dees                                                           March 25, 2002

/s/ Robert Davidoff                   Director
-----------------------------
Robert Davidoff                                                           March 25, 2002

/s/ Lawrence D. Glaubinger            Director
-----------------------------
Lawrence D. Glaubinger                                                    March 25, 2002

/s/ Barry S. Rosenstein               Director
-----------------------------
Barry S. Rosenstein                                                       March 25, 2002

/s/ Brett J. Meyer                    Director
-----------------------------
Brett J. Meyer                                                            March 25, 2002

/s/ David W. Zalaznick                Director
-----------------------------
David W. Zalaznick                                                        March 25, 2002


Dated: March 25, 2002