Form 10-Q
period 2002-03-31
MARISA CHRISTINA INC
filed 2002-05-10
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended          March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the Company's Common Stock on May 10, 2002 was 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                                                      PAGE
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets -- March 31, 2002 (Unaudited)
                 and December 31, 2001                                                                  2

              Consolidated Statements of Operations and Comprehensive Income --
                 Three months ended March 31, 2002 and 2001 (Unaudited)                                 3

              Consolidated Statements of Cash Flows -- Three months ended
                 March 31, 2002 and 2001 (Unaudited)                                                    4

              Notes to Consolidated Financial Statements (Unaudited)                                    5

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                               10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                        11

Item 6.       Exhibits and Reports on Form 8-K                                                         11

SIGNATURE                                                                                              12

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  MARCH 31,       DECEMBER 31,
                                              ASSETS                               2002            2001 (1)
                                                                               ------------     ------------
                                                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $  2,452,351     $  3,330,602
     Trade accounts receivable, less allowance for doubtful accounts
        of $379,418 in 2002 and $365,000 in 2001                                  4,593,043        3,160,273
     Inventories                                                                  1,436,590        1,742,835
     Prepaid expenses and other current assets                                      495,255          431,419
                                                                               ------------     ------------
                 Total current assets                                             8,977,239        8,665,129
Property and equipment, net                                                         388,457          404,274
Other assets                                                                        129,192          129,192
                                                                               ------------     ------------
                 Total assets                                                  $  9,494,888     $  9,198,595
                                                                               ============     ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                    $  1,000,966     $    833,437
     Accrued expenses and other current liabilities                                 338,645          458,554
                                                                               ------------     ------------
                 Total current liabilities                                        1,339,611        1,291,991
                                                                               ------------     ------------
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 1,000,000 shares;
        none issued                                                                   --                 --
     Common stock, $.01 par value. Authorized 15,000,000 shares;
        8,586,769 shares issued                                                      85,868           85,868
     Additional paid-in capital                                                  31,664,680       31,664,680
     Accumulated other comprehensive loss                                           (57,924)         (57,924)
     Accumulated deficit                                                        (19,433,071)     (19,681,744)
     Treasury stock, 1,291,704 common shares at cost                             (4,104,276)      (4,104,276)
                                                                               ------------     ------------
                 Total stockholders' equity                                       8,155,277        7,906,604
                                                                               ------------     ------------
Commitments and contingencies
                 Total liabilities and stockholders' equity                    $  9,494,888     $  9,198,595
                                                                               ============     ============

(1) Accounts were derived from the audited consolidated balance sheet as of December 31, 2001.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                   2002            2001
                                                                -----------    -----------
Net sales                                                       $ 6,264,156    $ 8,688,373
Cost of goods sold                                                3,981,602      5,846,089
                                                                -----------    -----------
                 Gross profit                                     2,282,554      2,842,284
Selling, general and administrative expenses                      2,069,754      2,660,849
                                                                -----------    -----------
                 Operating income                                   212,800        181,435
Other income, net                                                    20,572         28,934
Interest income, net                                                 18,285         25,628
                                                                -----------    -----------
                 Income before income tax expense                   251,657        235,997
Income tax expense                                                    2,984            200
                                                                -----------    -----------
                 Net income                                         248,673        235,797
Other comprehensive loss net of tax:
     Foreign currency translation adjustment                             --         (1,824)
                                                                -----------    -----------
                 Comprehensive income                           $   248,673    $   233,973
                                                                ===========    ===========
Basic and diluted net income per common share                   $      0.03    $      0.03
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                        2002              2001
                                                                   -----------        -----------
Cash flows from operating activities:
     Net income                                                    $   248,673        $   235,797
     Adjustments to reconcile net income to net cash used in
        operating activities:
           Depreciation and amortization                                36,328             42,669
           Write-off of property and equipment                             410                 --
           Bad debt expense                                             62,499             25,000
           Changes in assets and liabilities:
              Trade accounts receivable                             (1,495,269)        (2,287,243)
              Inventories                                              306,245             15,205
              Prepaid expenses and other assets                        (63,836)          (241,695)
              Trade accounts payable                                   167,529           (968,170)
              Accrued expenses and other current liabilities          (119,909)            (5,770)
                                                                   -----------        -----------
                 Net cash used in operating activities                (857,330)        (3,184,207)
                                                                   -----------        -----------
     Net cash used in investing activities:
     Acquisitions of property and equipment                            (20,921)          (196,967)
                                                                   -----------        -----------
    Net cash provided by financing activities:
     Borrowings under line of credit facility, net                          --            325,000
                                                                   -----------        -----------
                 Net decrease in cash and cash equivalents            (878,251)        (3,056,174)
Cash and cash equivalents at beginning of period                     3,330,602          3,240,052
                                                                   -----------        -----------
Cash and cash equivalents at end of period                         $ 2,452,351        $   183,878
                                                                   ===========        ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

         The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 2001.

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results to be expected for a full year.

(2)      INVENTORIES

         Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                          2002          2001
                                       ----------    ----------
Piece goods                            $   21,440    $   50,050
Finished goods                          1,415,150     1,692,785
                                       ----------    ----------
                                       $1,436,590    $1,742,835
                                       ==========    ==========

(3)      CREDIT FACILITY

         The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily trade accounts receivable and inventory, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth.

         As of March 31, 2002, there were no borrowings outstanding and $360,000 of commercial letters of credit were outstanding under the credit facility. Available borrowings at March 31, 2002 were approximately $4.7 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2002.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)

(4)      NET INCOME PER COMMON SHARE

         Basic and diluted net income per common share is based on the weighted average number of common shares outstanding, which was 7,295,065 and 7,299,785 for the three months ended March 31, 2002 and 2001. The effect of stock options outstanding during the three months ended March 31, 2002 and 2001 was not included in the computation of diluted net income per common share because the effect would have been antidilutive.

(5)      LEGAL PROCEEDINGS

         The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Marisa Christina's consolidated financial statements and the notes thereto that follow in this Form 10-Q for the three months ended March 31, 2002.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Marisa Christina in this document that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations about future events, which Marisa Christina has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the apparel industry, the dependence on senior management, maintaining sufficient working capital financing, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins.

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

The Company returned to profitability in 2001 and the first quarter of 2002 primarily as a result of these initiatives and focusing on its core business. While there can be no assurance, management believes that the Company's prospects for profitability will continue in 2002.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the three months ended March 31, 2002 and 2001.

                                                               2002      2001
                                                              -----     -----
Net sales                                                     100.0%    100.0%
                                                              -----     -----
Gross profit                                                   36.4      32.7
Selling, general and administrative expenses                   33.0      30.6
                                                              -----     -----
Operating income                                                3.4       2.1
Other income, net                                               0.3       0.3
Interest income, net                                            0.3       0.3
Income tax expense                                             --        --
                                                              -----     -----
Net income                                                      4.0%      2.7%
                                                              =====     =====

THREE MONTHS ENDED MARCH 31, 2002 (2002) COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001 (2001)

Net sales. Net sales decreased 27.9% from $8.7 million in 2001, to $6.3 million in 2002, primarily as a result of discontinuing an unprofitable label and what appears to be a temporary downturn in the economy post 9-11.

Gross profit. Gross profit decreased 19.7% from $2.8 million in 2001, to $2.3 million in 2002. As a percentage of net sales, gross profit increased from 32.7% in 2001 to 36.4% in 2002. Gross profit as a percentage of net sales was positively impacted by improved inventory management and better sourcing.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 22.2%, from $2.7 million in 2001 to $2.1 million in 2002. As a percentage of net sales, SG&A increased from 30.6% in 2001 to 33.0% in 2002 as a result of a lower base of sales in 2002.

Interest income, net. Interest income, net changed from $25,628 in 2001 to $18,285 in 2002 as a result of lower interest rates, offset partially by higher invested balances.

Income tax expense. Income tax expense changed from $200 in 2001 to $2,984 in 2002. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $31.0 million, of which approximately $250,000 was used in 2002 and the remainder can be used to offset future taxable income. The net operating loss carryforwards expire in varying amounts during 2018, 2019 and 2020.

Net income. Net income changed from $235,797 in 2001 to $248,673 in 2002, principally as a result of improved gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth.

During the first quarter of 2002, the Company had capital expenditures of approximately $21,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2002 are expected to be approximately $79,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of March 31, 2002 include $600,000 for the remainder of 2002; $527,607 in 2003; $529,174 in 2004;
$451,567 in 2005, and $4,724 in 2006.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at March 31, 2002.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at March 31, 2002.

PART II  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- no reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date: May 10, 2002                   /s/   S. E. Melvin Hecht
-----------------                    --------------------------------------
                                     S. E. Melvin Hecht
                                     Vice Chairman, Chief Financial Officer
                                     and Treasurer