Form 10-Q
period 2002-06-30
MARISA CHRISTINA INC
filed 2002-08-12
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended               June 30, 2002
                     ----------------------------------------------------------

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                              -------------------------------------------------

Commission File Number:                0-24176
                       --------------------------------------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of the Company's Common Stock on August 12, 2002 were 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES



                                      INDEX





                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item  1. Consolidated Financial Statements:

   Consolidated Balance Sheets -- June 30, 2002 (Unaudited)
      and December 31, 2001                                                   2

   Consolidated Statements of Operations and Comprehensive Loss --
      Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)           3

   Consolidated Statements of Cash Flows -- Six Months Ended
      June 30, 2002 and 2001 (Unaudited)                                      4

   Notes to Consolidated Financial Statements (Unaudited)                     5

Item  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Item  3. Quantitative and Qualitative Disclosures About Market Risk          10

PART II. OTHER INFORMATION

Item  1: Legal Proceedings                                                   11

Item  4: Submission of Matters to a Vote of Security Holders                 11

Item  6: Exhibits and Reports on Form 8-K                                    11

SIGNATURE                                                                    12

PART I: FINANCIAL INFORMATION
ITEM I: CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                 JUNE 30,         DECEMBER 31,
                              ASSETS                               2002             2001 (1)
                                                               ------------       ------------
Current assets:                                                (UNAUDITED)

   Cash and cash equivalents                                   $  3,470,601       $  3,330,602
   Trade accounts receivable, less allowance for doubtful
     accounts of $377,296 in 2002 and $365,000 in 2001            1,542,420          3,160,273
   Inventories                                                    1,530,860          1,742,835
   Prepaid expenses and other current assets                      1,015,277            431,419

              Total current assets                                7,559,158          8,665,129
                                                               ------------       ------------
Property and equipment, net                                         372,281            404,274
Other assets                                                        104,192            129,192
                                                               ------------       ------------
              Total assets                                     $  8,035,631       $  9,198,595
                                                               ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                      $    908,996       $    833,437
   Accrued expenses and other current liabilities                   339,784            458,554
                                                               ------------       ------------
              Total current liabilities                           1,248,780          1,291,991
                                                               ------------       ------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 1,000,000
   shares; none issued                                                   --                 --
   Common stock, $.01 par value. Authorized 15,000,000
   shares; 8,586,769 shares issued                                   85,868             85,868
   Additional paid-in capital                                    31,664,680         31,664,680
   Accumulated other comprehensive loss                             (57,924)           (57,924)
   Accumulated deficit                                          (20,801,497)       (19,681,744)

   Treasury stock, 1,291,704 common shares                       (4,104,276)        (4,104,276)
                                                               ------------       ------------
              Total stockholders' equity                          6,786,851          7,906,604
                                                               ------------       ------------
              Total liabilities and stockholders' equity       $  8,035,631       $  9,198,595
                                                               ============       ============

 (1) Amounts were derived from the audited consolidated balance sheet as of December 31, 2001.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss

                                   (Unaudited)

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30,                             JUNE 30,
                                          -------------------------------       -------------------------------
                                              2002               2001               2002               2001
                                          ------------       ------------       ------------       ------------
Net sales                                 $  3,259,920       $  4,892,532       $  9,524,076       $ 13,580,905
Cost of goods sold                           2,905,056          4,198,032          6,886,658         10,044,121
                                          ------------       ------------       ------------       ------------
              Gross profit                     354,864            694,500          2,637,418          3,536,784

Selling, general and administrative
     expenses                                1,811,895          2,192,072          3,881,649          4,852,921
                                          ------------       ------------       ------------       ------------

              Operating loss                (1,457,031)        (1,497,572)        (1,244,231)        (1,316,137)
Other income, net                               66,635             89,318             87,207            118,252
Interest income, net                            21,970             10,502             40,255             36,130
                                          ------------       ------------       ------------       ------------

              Loss before income tax
                expense (benefit)           (1,368,426)        (1,397,752)        (1,116,769)        (1,161,755)

Income tax expense (benefit)                        --                 --              2,984                (80)
                                          ------------       ------------       ------------       ------------

              Net loss                      (1,368,426)        (1,397,752)        (1,119,753)        (1,161,675)

Other comprehensive income
     net of tax-- foreign currency
     translation adjustment                         --              1,824                 --                 --
                                          ------------       ------------       ------------       ------------

              Comprehensive loss          $ (1,368,426)      $ (1,395,928)      $ (1,119,753)      $ (1,161,675)
                                          ============       ============       ============       ============

Net loss per common share:
     Basic                                $      (0.19)      $      (0.19)      $      (0.15)      $      (0.16)
     Diluted                              $      (0.19)      $      (0.19)      $      (0.15)      $      (0.16)
                                          ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 2002 and 2001

                                   (Unaudited)

                                                                                 2002               2001
                                                                             ------------       ------------
Cash flows from operating activities:
     Net loss                                                                $ (1,119,753)      $ (1,161,675)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
            Depreciation and amortization                                          71,658             91,442
            Bad debt expense                                                      124,998             70,000
            Changes in operating assets and liabilities:
                Trade accounts receivable                                       1,492,855            520,084
                Inventories                                                       211,975           (667,135)
                Prepaid expenses and other assets                                (558,858)          (438,733)
                Trade accounts payable                                             75,559           (346,362)
                Accrued expenses and other current liabilities                   (118,770)          (139,519)
                                                                             ------------       ------------
                   Net cash provided by (used in) operating activities            179,664         (2,071,898)
                                                                             ------------       ------------
 Cash flows from investing activities:
     Property and equipment additions                                             (39,665)          (291,181)
                                                                             ------------       ------------
                   Net cash used in investing activities                          (39,665)          (291,181)
                                                                             ------------       ------------
                   Net increase (decrease) in cash and cash equivalents           139,999         (2,363,079)
Cash and cash equivalents at beginning of period                                3,330,602          3,240,052
                                                                             ------------       ------------
Cash and cash equivalents at end of period                                   $  3,470,601       $    876,973
                                                                             ============       ============

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Six months ended June 30, 2002 and 2001




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

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results to be expected for a full year.

(2)   INVENTORIES

      Inventories at June 30, 2002 and December 31, 2001 consist of the following:

                                                       2002              2001
                                                  ------------      ------------
      Piece goods                                 $     63,770      $     50,050
      Finished goods                                 1,467,090         1,692,785
                                                  ------------      ------------
                                                  $  1,530,860      $  1,742,835
                                                  ============      ============


(3)   BORROWINGS UNDER CREDIT FACILITY

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

      As of June 30, 2002, there were no borrowings and $303,000 of commercial letters of credit outstanding under the credit facility. Available borrowings at June 30, 2002 were $2.5 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2002. As of December 31, 2001, there were no borrowings outstanding under the credit facility.


                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Six months ended June 30, 2002 and 2001



(4)   NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share are based on the weighted average number of common shares outstanding, which was 7,295,065 for the three and six months ended June 30, 2002 and 7,299,785 for the three and six months ended June 30, 2001. The effect of stock options outstanding during the three and six months ended June 30, 2002 and 2001 was not included in the computation of diluted loss per common share because the effect would have been antidilutive.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Marisa Christina's consolidated financial statements and the notes thereto that follow in this Form 10-Q for the three and six months ended June 30, 2002.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Marisa Christina in this document that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology are forward-looking statements based on current expectations about future events, which Marisa Christina has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the apparel industry, the dependence on senior management maintaining sufficient working capital financing, price pressures and other competitive factors, and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins.

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

Inventories

Inventories are stated at the lower of cost, by the first-in, first-out method or market. In assessing the market value of its inventories, particularly those with slower turnover, the Company considers the estimated sales value less costs to dispose and a reasonable profit margin and assesses the likelihood of realizing the recorded amounts of inventory. Changes in market conditions could impact the Company's ability to achieve sales at the estimated selling prices and could negatively impact the carrying value of the Company's inventory.

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

The Company returned to profitability in 2001 primarily as a result of these initiatives and focusing on its core business. While there can be no assurance, management believes that the Company's prospects for profitability will continue in calendar 2002.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and six months ended June 30, 2002 and 2001.


                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                         ------------------------        ------------------------
                                           2002            2001            2002            2001
                                         --------        --------        --------        --------
Net sales                                   100.0 %         100.0 %         100.0 %         100.0 %
                                         --------        --------        --------        --------
Gross profit                                 10.9            14.2            27.7            26.0
Selling, general and administrative
expenses                                     55.6            44.8            40.8            35.7
                                         --------        --------        --------        --------
Operating loss                              (44.7)          (30.6)          (13.1)           (9.7)
Other income, net                             2.0             1.8             0.9             0.9
Interest income, net                          0.7             0.2             0.4             0.2
Income tax expense                             --              --              --              --
                                         --------        --------        --------        --------
Net loss                                    (42.0)%         (28.6)%         (11.8)%          (8.6)%
                                         ========        ========        ========        ========


THREE MONTHS ENDED JUNE 30, 2002 (2002) COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001 (2001)

Net sales. Net sales decreased 33.4% from $4.9 million in 2001 to $3.3 million in 2002, primarily as a result of discontinuing an unprofitable label and a general downturn in the economy post September 11.

Gross profit. Gross profit decreased 48.9% from $0.7 million in 2001 to $0.4 million in 2002, primarily as a result of lower sales. As a percentage of net sales, gross profit decreased from 14.2% in 2001 to 10.9% in 2002, primarily as a result of certain fixed design and production costs on a lower sales base.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 17.3% from $2.2 million in 2001 to $1.8 million in 2002, primarily as a result of cost reductions associated with a discontinued label and lower variable selling costs. As a percentage of net sales of the Company, SG&A increased from 44.8% in 2001 to 55.6% in 2002 as a result of a lower sales base in 2002.

Other income, net. Other income, net, which consists of royalty and licensing income, was $89.3 thousand and $66.6 thousand in 2001 and 2002, respectively.

Interest income, net. Interest income, net changed from $10.5 thousand in 2001 to $22.0 thousand in 2002, as a result of higher invested balances, offset partially by lower interest rates.

Income tax expense. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $31.0 million, which may be used to offset future taxable income through 2018.

Net loss. Net loss was $1.4 million in 2001 and 2002.

SIX MONTHS ENDED JUNE 30, 2002 (2002) COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001 (2001)

Net sales. Net sales decreased 29.9% from $13.6 million in 2001 to $9.5 million in 2002, primarily as a result of discontinuing an unprofitable label and a general downturn in the economy post September 11.

Gross profit. Gross profit decreased 25.4% from $3.5 million in 2001 to $2.6 million in 2002, primarily as a result of the lower sales. As a percentage of net sales, gross profit increased from 26.0% in 2001 to 27.7% in 2002, primarily as a result of improved pricing on selective sales during the first quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 20.0% from $4.9 million in 2001 to $3.9 million in 2002, primarily as a result of cost reductions associated with a discontinued label and lower variable selling costs. As a percentage of net sales of the Company, SG&A increased from 35.7% in 2001 to 40.8% in 2002, due to a lower sales base in 2002.

Other income, net. Other income, net, which consists of royalty and licensing income, was $118.3 thousand in 2001 and $87.2 thousand in 2002.

Interest income, net. Interest income, net increased from $36.1 thousand in 2001 to $40.3 thousand in 2002, principally as the result of higher invested balances.

Income tax expense. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $31.0 million, which may be used to offset future table income through 2018.

Net loss. Net loss was $1.2 million in 2001 and $1.1 million in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2004. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. As of June 30, 2002, there were no borrowings and $303,000 of commercial letters of credit outstanding under the credit facility. Available borrowings at June 30, 2002 were $2.5 million.

During the six months ended June 30, 2002, the Company had capital expenditures of approximately $40,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2002 are expected to be approximately $60,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of June 30, 2002 include approximately $300,000 for the remainder of 2002; $528,000 in 2003; $529,000 in 2004; $452,000 in 2005, and $5,000 in 2006.

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

ITEM  3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company throughout 2002. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at June 30, 2002.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at June 30, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings required to be disclosed in response to Item 103 of Regulation S-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders held on May 16, 2002:


                                                      FOR            WITHHELD
                                                 -------------    -------------
1.  Election of Directors:

      Michael H. Lerner                            4,797,079         24,200

      S.E. Melvin Hecht                            4,797,079         24,200

      Brett J. Meyer                               4,767,079         54,200

      Robert Davidoff                              4,797,079         24,200

      Barry S. Rosenstein                          4,797,079         24,200

      G. Michael Dees                              4,733,359         87,920

      Lawrence D. Glaubinger                       4,797,079         24,200

      David W. Zalaznick                           4,797,079         24,200


2. Ratification of the appointment of KPMG LLP as the independent public accountants of the company for the year ending December 31, 2002.


    FOR         AGAINST     ABSTAIN
    ---         -------     -------
 4,818,479       2,800         --


3. In their discretion, the proxies are authorized to vote such other matters as may properly come before this annual meeting of shareholders.

    FOR         AGAINST     ABSTAIN
    ---         -------     -------
 4,803,979      17,300         --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 2002                     /s/   S. E. Melvin Hecht
     -----------------                     -------------------------------------
                                           S. E. Melvin Hecht
                                           Vice Chairman,
                                           Chief Financial Officer and Treasurer

                         MARISA CHRISTINA, INCORPORATED

                            SECTION 906 CERTIFICATION



The following statement is provided by the undersigned to accompany the foregoing Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law:

            Each of the undersigned certifies that the foregoing Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Marisa Christina, Incorporated.



/s/   Michael H. Lerner                   /s/   S. E. Melvin Hecht
----------------------------------        --------------------------------------
Michael H. Lerner                         S. E. Melvin Hecht
Chairman, Chief Executive Officer         Vice Chairman, Chief Financial Officer
  and President                             and Treasurer
Marisa Christina, Incorporated            Marisa Christina, Incorporated