Form 10-Q
period 2002-09-30
MARISA CHRISTINA INC
filed 2002-11-13
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended          September 30, 2002

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

      The number of shares outstanding of the Company's Common Stock on November 13, 2002 were 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES



                                      INDEX






                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheets -- September 30, 2002 (Unaudited)
      and December 31, 2001                                                   2

   Consolidated Statements of Operations and Comprehensive Loss --
      Three and Nine Months Ended September 30, 2002 and 2001
      (Unaudited)                                                             3

   Consolidated Statements of Cash Flows -- Nine Months Ended
      September 30, 2002 and 2001 (Unaudited)                                 4

   Notes to Consolidated Financial Statements (Unaudited)                     5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Item 3. Quantitative and Qualitative Disclosures About Market Risk           10

Item 4: Controls and Procedures                                              11

PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                                    12

Item 6: Exhibits and Reports on Form 8-K                                     12

SIGNATURE                                                                    13

Certifications                                                               14

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,     DECEMBER 31,
                              ASSETS                                       2002           2001 (1)
                                                                      -------------     -------------
Current assets:                                                        (UNAUDITED)
    Cash and cash equivalents                                         $    291,023      $  3,330,602
    Trade accounts receivable, less allowance for doubtful
      accounts of $420,000 in 2002 and $365,000 in 2001                  8,114,556         3,160,273
    Inventories                                                          2,194,975         1,742,835
    Prepaid expenses and other current assets                              855,086           431,419
                                                                      ------------      ------------
            Total current assets                                        11,455,640         8,665,129
Property and equipment, net                                                349,360           404,274
Other assets                                                               104,192           129,192
                                                                      ------------      ------------
            Total assets                                              $ 11,909,192      $  9,198,595
                                                                      ============      ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under credit facility                                  $    356,167      $         --
    Trade accounts payable                                               2,318,680           833,437
    Accrued expenses and other current liabilities                         570,085           458,554
                                                                      ------------      ------------
            Total current liabilities                                    3,244,932         1,291,991
                                                                      ------------      ------------
Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 1,000,000 shares;
      none issued                                                               --                --
    Common stock, $.01 par value. Authorized 15,000,000 shares;
      8,586,769 shares issued                                               85,868            85,868
    Additional paid-in capital                                          31,664,680        31,664,680
    Accumulated other comprehensive loss                                   (57,924)          (57,924)
    Accumulated deficit                                                (18,924,088)      (19,681,744)
    Treasury stock, 1,291,704 common shares                             (4,104,276)       (4,104,276)
                                                                      ------------      ------------
            Total stockholders' equity                                   8,664,260         7,906,604
                                                                      ------------      ------------
            Total liabilities and stockholders' equity                $ 11,909,192      $  9,198,595
                                                                      ============      ============

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 2001.


See accompanying notes to consolidated financial statements.

                  MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                    -----------------------------      -----------------------------
                                                        2002             2001              2002             2001
                                                    ------------     ------------      ------------     ------------
Net sales                                           $ 10,528,921     $ 12,606,662      $ 20,052,997     $ 26,187,567
Cost of goods sold                                     6,117,320        7,814,141        13,003,978       17,858,262
                                                    ------------     ------------      ------------     ------------
            Gross profit                               4,411,601        4,792,521         7,049,019        8,329,305
Selling, general and administrative
    expenses                                           2,548,336        3,047,849         6,429,985        7,900,690
                                                    ------------     ------------      ------------     ------------
            Operating earnings                         1,863,265        1,744,672           619,034          428,615
Other income, net                                         18,945           31,442           106,152          149,694
Interest income (expense), net                            18,115          (43,288)           58,370           (7,158)
                                                    ------------     ------------      ------------     ------------
            Earnings before income
              tax expense                              1,900,325        1,732,826           783,556          571,151
Income tax expense                                        22,916               --            25,900               --
                                                    ------------     ------------      ------------     ------------
            Net earnings                            $  1,877,409     $  1,732,826      $    757,656     $    571,151
                                                    ============     ============      ============     ============
Net earnings per weighted average common share:
      Basic                                         $       0.26     $       0.24      $       0.10     $       0.08
      Diluted                                       $       0.26     $       0.24      $       0.10     $       0.08
                                                    ============     ============      ============     ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                  (UNAUDITED)

                                                                    2002             2001
                                                                -----------      -----------
Cash flows from operating activities:
    Net income                                                  $   757,656      $   571,151
    Adjustments to reconcile net income to net cash used in
      operating activities:
        Depreciation and amortization                               107,743          143,071
        Bad debt expense                                            187,497          177,358
        Changes in operating assets and liabilities:
          Trade accounts receivable                              (5,141,780)      (5,710,627)
          Inventories                                              (452,140)        (732,670)
          Prepaid expenses and other assets                        (398,257)        (244,280)
          Trade accounts payable                                  1,485,243         (624,398)
          Accrued expenses and other current liabilities            111,531           70,629
                                                                -----------      -----------
            Net cash used in operating activities                (3,342,507)      (6,349,766)
                                                                -----------      -----------
Cash flows from investing activities:
    Property and equipment additions                                (53,239)        (317,633)
                                                                -----------      -----------
            Net cash used in investing activities                   (53,239)        (317,633)
                                                                -----------      -----------
Cash flows from financing activities:
    Borrowings under credit facility, net                           356,167        3,890,000
    Other                                                                --           (6,284)
                                                                -----------      -----------
            Net cash provided by financing activities               356,167        3,883,716
                                                                -----------      -----------
            Net decrease in cash and cash equivalents            (3,039,579)      (2,783,683)
Cash and cash equivalents at beginning of period                  3,330,602        3,240,052
                                                                -----------      -----------
Cash and cash equivalents at end of period                      $   291,023      $   456,369
                                                                ===========      ===========
Supplemental information:
    Cash paid during the period for:
      Income taxes                                              $    25,900              200
                                                                ===========      ===========
      Interest                                                  $        --           58,783
                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine months ended September 30, 2002 and 2001



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

     In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results to be expected for a full year.

(2)  INVENTORIES

     Inventories at September 30, 2002 and December 31, 2001 consist of the following:

                                                     2002                2001
                                                  ----------          ----------
     Piece goods                                  $   20,240          $   50,050
     Finished goods                                2,174,735           1,692,785
                                                  ----------          ----------
                                                  $2,194,975          $1,742,835
                                                  ==========          ==========

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

     As of September 30, 2002, there were borrowings of approximately $356,000 and $116,000 of commercial letters of credit outstanding under the credit facility. Available borrowings at September 30, 2002 were $9.1 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2002. As of December 31, 2001, there were no borrowings outstanding under the credit facility.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine months ended September 30, 2002 and 2001



(4)  NET EARNINGS PER WEIGHTED AVERAGE COMMON SHARE

     Basic and diluted net earnings per common share are based on the weighted average number of common shares outstanding, which was 7,295,065 for the three and nine months ended September 30, 2002 and 7,297,536 and 7,299,035, respectively, for the three and nine months ended September 30, 2001. The effect of stock options outstanding during the three and nine months ended September 30, 2002 and 2001 was not included in the computation of diluted earnings per common share because the effect would have been antidilutive since the average market price of the Company's common stock was less than the exercise price of outstanding stock options.

(5)  LEGAL PROCEEDINGS

     The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. The Company is a party to a lawsuit entitled Martha Wahlert V. Marisa Christina, Inc. and Nordstrom Inc., alleging copyright infringement and other related claims, has been commenced in the United States District Court for the Eastern District of Texas. The lawsuit claims unspecified damages resulting from Marisa Christina's sale to Nordstrom of 695 sweaters bearing a design which allegedly infringes the Plaintiff's copyrighted design. Marisa Christina, pursuant to an agreement, is indemnifying Nordstrom. Marisa Christina is vigorously defending the lawsuit and believes that any possible adverse determination would not be material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Marisa Christina's consolidated financial statements and the notes thereto that follow in this Form 10-Q for the three and nine months ended September 30, 2002.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Marisa Christina in this document that are not historical in nature, particularly those that utilize terminology such as "may," will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology are forward-looking statements based on current expectations about future events, which Marisa Christina has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the apparel industry, the dependence on senior management, maintaining sufficient working capital financing, price pressures and other competitive factors, and a softening of retailer or consumer acceptance of the Company's products leading to a decrease in anticipated revenues and gross profit margins.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's most critical accounting policies relate to estimates related to allowances for uncollectible trade accounts receivable, customer sales allowances and valuation of inventories.

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

Recent Developments

NASDAQ CHANGES QUANTITATIVE LISTING STANDARDS

NASDAQ has changed its minimum $4 million net tangible assets listing standard to an equity listing standard. The change requires NASDAQ's national market companies to maintain equity of at least $10 million. This requirement is effective for filings due by the Company after November 1, 2002. Currently, the Company is not in compliance with the standard and may not be as of December 31, 2002.

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

The Company returned to profitability in 2001 and 2002 primarily as a result of these initiatives and focusing on its core business. While there can be no assurance, management believes that the Company is better positioned for profitability in the future.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and nine months ended September 30, 2002 and 2001.

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 -------------------      -------------------
                                                  2002        2001         2002        2001
                                                 ------      ------       ------      ------
Net sales                                         100.0%      100.0%       100.0%      100.0%
                                                 ------      ------       ------      ------
Gross profit                                       41.9        38.0         35.2        31.8
Selling, general and administrative expenses       24.2        24.2         32.1        30.2
                                                 ------      ------       ------      ------
Operating earnings                                 17.7        13.8          3.1         1.6
Other income, net                                   0.2         0.2          0.5         0.6
Interest income (expense), net                      0.1        (0.3)         0.3          --
Income tax expense                                  0.2          --          0.1          --
                                                 ------      ------       ------      ------
Net earnings                                       17.8%       13.7%         3.8%        2.2%
                                                 ======      ======       ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 2002 (2002) COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001 (2001)

Net sales. Net sales decreased 16.5% from $12.6 million in 2001 to $10.5 million in 2002, primarily as a result of discontinuing the unprofitable product label and a general downturn in the economy.

Gross profit. Gross profit decreased 7.9% from $4.8 million in 2001 to $4.4 million in 2002, primarily as a result of lower sales. As a percentage of net sales, gross profit increased from 38.0% in 2001 to 41.9% in 2002, primarily as a result of improved pricing on selected products.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 16.4% from $3.0 million in 2001 to $2.5 million in 2002, primarily as a result of cost reductions associated with a discontinued label and lower variable selling costs. As a percentage of net sales, SG&A remained consistent at 24.2% in 2001 and 2002.

Other income, net. Other, net, which consists of royalty and licensing income, was $31.4 thousand and $18.9 thousand in 2001 and 2002, respectively.

Interest income (expense), net. Interest income (expense), net changed from $43.3 thousand expense in 2001 to $18.1 thousand income in 2002, as a result of higher invested cash balances, and lower interest rates on amounts invested and borrowed. In addition, the Company has had lower average outstanding borrowings under its credit facility in 2002 than in 2001.

Income tax expense. Income tax expense in 2002 relates to alternative minimum tax expense in certain states. The Company does not have current federal tax expense due to its net operating loss carryforwards which were approximately $31.0 million, at December 31, 2001 and will be used to offset future taxable income through 2018. As of December 31, 2001, the aggregate deferred tax assets are recorded net of a full valuation allowance of $11.5 million.

Net earnings. Net earnings increased 8.3% from $1.7 million in 2001 to $1.9 million in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 (2002) COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001 (2001)

Net sales. Net sales decreased 23.4% from $26.2 million in 2001 to $20.1 million in 2002, primarily as a result of discontinuing the unprofitable product label and a general downturn in the economy post September 11.

Gross profit. Gross profit decreased 15.4% from $8.3 million in 2001 to $7.0 million in 2002, primarily as a result of the lower sales. As a percentage of net sales, gross profit increased from 31.8% in 2001 to 35.2% in 2002, primarily as a result of improved pricing on selected products.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 18.6% from $7.9 million in 2001 to $6.4 million in 2002, primarily as a result of cost reductions associated with a discontinued label and lower variable selling costs. As a percentage of net sales, SG&A increased from 30.2% in 2001 to 32.1% in 2002, due to a lower sales level in 2002.

Other income, net. Other income, net, which consists of royalty and licensing income, was $149.7 thousand in 2001 and $106.2 thousand in 2002.

Interest income (expense), net. Interest income (expense), net decreased from $7.2 thousand expense in 2001 to $58.4 thousand income in 2002, principally as the result of higher invested cash balances and lower interest rates on amounts invested and borrowed. In addition, the Company had lower average outstanding borrowings under its credit facility in 2002 than in 2001.

Income tax expense. Income tax expense in 2002 relates to alternative minimum tax expense in certain states. The Company does not have current federal tax expense due to its net operating loss carryforwards which were approximately $31.0 million, at December 31, 2001 and will be used to offset future taxable income through 2018. As of December 31, 2001, the aggregate deferred tax assets are recorded net of a full valuation allowance of $11.5 million.

Net income. Net income increased 32.7% from $571.2 thousand in 2001 to $757.7 thousand in 2002.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company's largest selling season, and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in Resort, Spring/Summer and Early Fall collections average 5% to 50% lower than in other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2004 and is cancelable by either party within 90 days written notice. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. As of September 30, 2002, there were borrowings of approximately $356,000 and $116,000 of commercial letters of credit outstanding under the credit facility. Available borrowings at September 30, 2002 were $9.1 million.

During the nine months ended September 30, 2002, the Company had capital expenditures of approximately $53,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2002 are expected to be approximately $47,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of September 30, 2002 include approximately $150,000 for the remainder of 2002; $528,000 in 2003; $529,000 in 2004; $452,000 in 2005, and $5,000 in 2006.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company throughout 2002. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of September 30, 2002, the Company's borrowings under its credit facility were approximately $350,000 and was subject to variable interest rates based on prime. A 100 basis-point change in such rates during the quarter ended September 30, 2002 and for the nine months ended September 30, 2002 would have changed the Company's interest income by approximately $5,000.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a lawsuit entitled Martha Wahlert V. Marisa Christina, Inc. and Nordstrom Inc., alleging copyright infringement and other related claims, has been commenced in the United States District Court for the Eastern District of Texas. The lawsuit claims unspecified damages resulting from Marisa Christina's sale to Nordstrom of 695 sweaters bearing a design which allegedly infringes the Plaintiff's copyrighted design. Marisa Christina, pursuant to an agreement, is indemnifying Nordstrom. Marisa Christina is vigorously defending the lawsuit and believes that any possible adverse determination would not be material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - 99.1 Certification of Chief Executive Officer and President and Chief Financial Officer and Treasurer.

Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 2002                /s/ S. E. Melvin Hecht
                                       -----------------------------------------
                                           S. E. Melvin Hecht
                                           Vice Chairman,
                                           Chief Financial Officer and Treasurer

                         MARISA CHRISTINA, INCORPORATED

                          SECTION 302(A) CERTIFICATION



CERTIFICATIONS

I, Michael H. Lerner, certify that:

1. I have reviewed this quarterly repot of Form 10-Q of Marisa Christina, Incorporated (Marisa Christina or the Company);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Marisa Christina as of, and for, the periods presented in this quarterly report;

4. S.E. Melvin Hecht and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Marisa Christina and we have:

      a) designed such disclosure controls and procedures to ensure that material Information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of Marisa Christina's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. S.E. Melvin Hecht and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Marisa Christina's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in Internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's Internal controls; and

6. S.E. Melvin Hecht and I have indicated in this quarterly report whether or not there were significant changes in Internal controls or in other factors that could significantly affect Internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Michael H. Lerner
---------------------------------------
Chairman of the Board of Directors,
  Chief Executive Officer and President

                         MARISA CHRISTINA, INCORPORATED

                          SECTION 302(A) CERTIFICATION



CERTIFICATIONS

I, S.E. Melvin Hecht, certify that:

1. I have reviewed this quarterly repot of Form 10-Q of Marisa Christina, Incorporated (Marisa Christina or the Company);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Marisa Christina as of, and for, the periods presented in this quarterly report;

4. Michael H. Lerner and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Marisa Christina and we have:

      a) designed such disclosure controls and procedures to ensure that material Information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of Marisa Christina's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Michael H. Lerner and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Marisa Christina's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in Internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. Michael H. Lerner and I have indicated in this quarterly report whether or not there were significant changes in Internal controls or in other factors that could significantly affect Internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ S.E. Melvin Hecht
----------------------------------------
Vice Chairman of the Board of Directors,
  Chief Financial Officer and Treasurer