Form 10-K
period 2002-12-31
MARISA CHRISTINA INC
filed 2003-03-17
CIK 923149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2002

                                       OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X|

As of June 28, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $6.6 million based on the average closing price of the Common Stock as reported by Nasdaq National Market on June 28, 2002. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

               Class                         Outstanding at March 10, 2003
               -----                         -----------------------------
Common stock, par value $0.01 per share             7,295,065 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Marisa Christina, Incorporated (the "Company" or "Marisa") designs, manufactures, sources, and markets a broad line of high quality clothing for women primarily under the Marisa Christina(TM) label.

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

Marisa offers four "lines" per year. These are marketed under three primary labels: Marisa Christina, Christina Rotelli and Claire Murray. Each of the three offerings cover various seasons, i.e., fall, holiday, resort and spring. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each line consists of approximately 200 styles organized into approximately fifteen to eighteen groupings. In addition, the Company offers large and petite sizes, as well as private label and exclusive merchandise under various labels. Exclusive and private label merchandise is an important factor in Marisa Christina's overall offerings.

In each selling season, the Company also offers a selection of complementary blouses, skirts, pants, and jackets, which, when combined with sweaters, creates complete outfits. The Company estimates that approximately 90% of Marisa Christina customers order complementary pieces, and it is Marisa Christina's policy to ship these orders as a group so that it can create a single, unified display of merchandise. In addition, certain designs and colors are designated as exclusive merchandise for customers seeking to differentiate themselves from other retailers by creating broad identity and signature looks.

Design, Production, and Raw Materials

The Company has a staff of five designers and merchandisers located in New York City and six merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for certain labels and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers with expertise in the new product area. Designers are selected on their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology. The Company believes that its ability to create fresh and original designs while maintaining the "look" of each of its labels is critical for success.

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

The Company negotiates with suppliers for the purchase of all raw materials required for use by its United States contractors, in accordance with its specifications and based on orders taken for the upcoming season. Raw materials required for use by the Company's foreign-based contractors are procured by the contractors in accordance with the Company's specifications. Approximately sixty percent of the garments in the Marisa Christina product line consist of sweaters that have been knit or cut and sewn in The People's Republic of China and Hong Kong. Turkey, Greece and Korea are also significant sources of supply to the Company.

The Company's products may be significantly affected by economic, political, governmental, and labor conditions in The People's Republic of China until alternate sources of production could be found.

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

Distribution

The Company uses a centralized distribution system, under which all merchandise is received, processed, and distributed through the Company's distribution facility located in North Bergen, New Jersey. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company sizing specifications. The merchandise is then packed for delivery and shipped to its customer, principally by common carrier.

Trademarks

The Company owns all rights, title, and interest in Marisa Christina and its other trademarks. Marisa Christina's trademarks are registered in the U.S. Patent and Trademark Office and also in many foreign countries.

The Company diligently and vigorously protects its original designs against infringement.

Seasonality

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company's largest selling seasons and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, are shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in the other selling seasons. In 2002, net sales of the Company's products were $6.3 million in the first quarter, $3.3 million in the second quarter, $10.5 million in the third quarter and $6.8 million in the fourth quarter.

Customers

The Company's products are currently sold in approximately 3,100 individual stores by over 1,750 retailers. Approximately 49% of the Company's 2002 net sales consisted of sales to specialty stores and specialty store chains, including Talbots and Irresistibles, and 40% consisted of sales to department stores, including Saks Incorporated, Dillards, Federated Department Stores, and Nordstrom. The balance was sold to catalog merchandisers, off-price retailers and others. In 2002, Saks Incorporated, Dillards, Coldwater Creek and Talbots accounted for approximately 18%, 11%, 6% and 6%, respectively, of the Company's net sales and were the only customers that individually accounted for more than 5% of the Company's net sales.

Backlog Orders

At January 31, 2003, the Company had unfilled customer orders of approximately $9.8 million compared with $9.9 million at January 31, 2002. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping of orders to the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections, and returns of orders do not materially reduce the amount of sales realized from its backlog.

Competition

The sectors of the apparel industry in which the Company competes are intensely competitive. The Company competes with numerous manufacturers, some of which are larger, more diversified and have greater financial and marketing resources than the Company. The Company competes on the basis of quality, design, price, and customer service. Management believes that the Company's competitive advantages are its well-established brand names, reputation for customer service and ability to provide consumers with fresh and original designs.

Government Regulation

The Company does not expect existing Federal, state and local regulations relating to the workplace and the discharge of materials into the environment to have a material effect on the Company's financial or operating results, and cannot predict the impact of any future changes in such regulations.

Employees

As of December 31, 2002, the Company employed approximately 66 people, including 3 executives, 11 persons in sales, retail, marketing, and advertising, 15 persons in design and merchandising, 21 persons in administration, 8 persons in quality control and finishing and 8 persons in production. All employees are nonunion and management believes its relations with all employees are good.

AVAILABLE INFORMATION

Interested persons may obtain copies of filings the Company has made with the Securities and Exchange Commission (SEC) through the SEC website www.sec.gov. Investor and other parties with questions, including requests for the Company's Annual Report or Form 10-K for the year ended December 31, 2002 (available without charge) should direct requests in writing to S.E. Melvin Hecht, Chief Financial Officer, Marisa Christina, Inc., 8101 Tonnelle Avenue, North Bergen, New Jersey 07047 or MHecht@marisachristina.com.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601. As of December 31, 2002, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

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

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to a lawsuit entitled Martha Wahlert v. Marisa Christina, Inc. and Nordstrom Inc., alleging copyright infringement and other related claims, which has been commenced in the United States District Court for the Eastern District of Texas. The lawsuit claims unspecified damages resulting from Marisa Christina's sale to Nordstrom of 695 sweaters bearing a design which allegedly infringes the Plaintiff's copyrighted design. Marisa Christina, pursuant to an agreement, is indemnifying Nordstrom. Marisa Christina is vigorously defending the lawsuit and believes that any possible adverse determination would not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol (MRSA). The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 2002. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                           2002
                                                     ---------------
            Quarter                                   High      Low
                                                     -----     -----
            First                                    $2.50      0.65
            Second                                    2.65      1.08
            Third                                     1.62      0.85
            Fourth                                    1.55      0.90

                                                           2001
                                                     ---------------
            Quarter                                   High      Low
                                                     -----     -----
            First                                    $1.69      1.00
            Second                                    1.75      1.00
            Third                                     1.31      0.75
            Fourth                                    0.88      0.50

HOLDERS OF COMMON STOCK

The number of shareholders of record of the Company's Common Stock as of March 4, 2003, was 51. The Company believes there are approximately 500 beneficial holders of the Company's Common Stock.

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

                                                               YEARS ENDED DECEMBER 31
                                            ------------------------------------------------------------
                                              2002          2001         2000         1999         1998
                                            --------      -------      -------      -------      -------
Net sales (1, 2)                            $ 26,975       34,126       57,985       62,508       74,607
Gross profit                                   9,243       10,817       12,194       15,788       19,230
Selling, general, and
     administrative expenses                   8,451       10,422       16,703       20,036       24,953
Restructuring and assets
     impairment charges                           --           --           --           --       20,275
Outlet store closing costs                        --           --        1,005           --           --
Operating income (loss)                          792          395       (5,515)      (4,248)     (25,998)
Income (loss) before income
     tax expense (benefit)                     1,045          629      (13,725)      (3,128)     (24,535)
Income tax expense (benefit)                  (6,249)         (17)         437        5,151       (8,227)
Net income (loss)                              7,294          646      (14,162)      (8,279)     (16,308)
Basic and diluted net income (loss) per
     weighted average common share
     amounts                                    1.00         0.09        (1.82)       (1.07)       (2.03)
Basic and diluted weighted average
     common shares outstanding                 7,295        7,298        7,761        7,766        8,053

                                                                     DECEMBER 31
                                            ------------------------------------------------------------
                                              2002          2001         2000         1999         1998
                                            --------      -------      -------      -------      -------
Working capital                             $  9,224        7,373        6,556       13,235        8,912
Total assets                                  17,167        9,199       10,355       30,532       44,429
Stockholders' equity                          15,201        7,907        7,268       21,884       30,163

(1) Net sales for the year ended December 31, 1999 and 1998 include net sales of $8.0 million and $19.7 million, respectively, from the Company's Adrienne Vittadini Division, which the Company sold in September 1999.

(2) Net sales for the years ended December 31, 2000, 1999 and 1998 include net sales of $18.7 million, $20.0 million and $29.5 million, respectively, from the Company's Flapdoodles division, which the Company sold in December 2000.

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

Receivables

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of December 31, 2002, the Company has allowances for bad debts of approximately $349,000 and reserves for sales allowances of $1,163,000.

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

Valuation of Deferred Tax Assets

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes an annual assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. At December 31, 2002, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $29.5 million which can be utilized over the next eighteen years. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will generate sufficient taxable income to recover $6.3 million of its deferred tax assets. The recovery of the remaining net deferred tax assets is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets of $4.9 million. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's consolidated balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

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

The Company returned to profitability in 2002 and 2001 primarily as a result of these initiatives and focusing on its core business. While there can be no assurance, management believes that the Company is better positioned for profitability in the future.

The following table sets forth the Company's operating results for the years ended December 31, 2002, 2001, and 2000.

                                                    PERCENTAGE                    PERCENTAGE                   PERCENTAGE
                                                      OF NET                        OF NET                       OF NET
                                        2002          SALES           2001          SALES          2000          SALES
                                    ------------    ----------    ------------    ----------   ------------    ----------
Net sales                           $ 26,975,402      100.0%      $ 34,125,556      100.0%     $ 57,985,462      100.0%
                                    ------------      -----       ------------      -----      ------------      -----
Gross profit                           9,242,637       34.3         10,816,962       31.7        12,193,820       21.0
Selling, general, and
    administrative expenses            8,450,776       31.3         10,422,146       30.5        16,702,946       28.8
Outlet store closing costs                    --         --                 --         --         1,005,417        1.7
                                    ------------      -----       ------------      -----      ------------      -----
               Operating
                  income (loss)          791,861        3.0            394,816        1.2        (5,514,543)      (9.5)
Loss on the sale of the
    Flapdoodles division                      --         --                 --         --        (7,881,228)     (13.6)
Interest income (expense), net            63,570        0.2            (28,603)        --          (608,084)      (1.0)
Other income, net                        189,953        0.7            262,991        0.8           279,015        0.5
Income tax expense (benefit)          (6,248,900)     (23.2)           (17,162)        --           437,218        0.8
                                    ------------      -----       ------------      -----      ------------      -----
               Net income
                  (loss)            $  7,294,284       27.0%      $    646,366        2.0%     $(14,162,058)     (24.4)%
                                    ============      =====       ============      =====      ============      =====

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Net sales. Net sales decreased 21.0%, from $34.1 million in 2001 to $27.0 million in 2002, primarily as a result of discontinuing an unprofitable label and a general downturn in the economy. Two customers accounted for

29% of the Company's net sales in 2002 and three customers accounted for 19% of the Company's net sales in 2001.

Gross profit. Gross profit decreased 14.6%, from $10.8 million in 2001 to $9.2 million in 2002. As a percentage of net sales, gross profit increased from 31.7% in 2001 to 34.3% in 2002, primarily as a result of improved pricing on selected products.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 20.0%, from $10.4 million in 2001 to $8.5 million in 2002, primarily as a result of reduced fixed overhead. As a percentage of net sales, SG&A increased from 30.5% in 2001 to 31.3% in 2002.

Interest income (expense), net. Interest income (expense), net changed from $27.8 thousand expense in 2001 to $63.6 thousand income in 2002, primarily as the result of higher invested cash balances and lower interest rates on amounts borrowed.

Other income, net. Other income, net, which consists primarily of royalty and licensing income, decreased 27.8% from $263.0 thousand in 2001 to $190.0 thousand in 2002 due to lower licensee sales.

Income tax expense (benefit). Income tax benefit was $6.2 million in 2002 primarily as a result of the Company decreasing the valuation allowance related to its deferred tax assets. Over the past several years, the Company has implemented a number of initiatives which have returned the Company to profitability. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will be able to recover $6.3 million of its net deferred tax assets and has reduced its valuation allowance to $4.9 million at December 31, 2002. The Company utilized net operating loss carryforwards to offset its taxable income in 2002. Income tax benefit of $17.2 thousand in 2001 relates to state income tax refunds realized. As of December 31, 2002, the Company had remaining net operating loss carryforwards of approximately $29.5 million, which may be used to offset future taxable income through 2020.

Net income. Net income was $646.4 thousand in 2001 compared to net income of $7.3 million in 2002 as a result of the aforementioned items. Excluding the impact of Company's reduction in its deferred tax asset valuation allowance, the Company's net income for 2002 would have been $1.1 million.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Net sales. Net sales decreased 41.1%, from $58.0 million in 2000 to $34.1 million in 2001. Net sales of Flapdoodles were $18.7 million in 2000. Excluding Flapdoodles, net sales of the Company decreased 13.1% from $39.3 million in 2000 to $34.1 million in 2001, primarily as a result of lower volume with discounters and less profitable accounts, as well as slower economic conditions.

Gross profit. Gross profit decreased 11.3%, from $12.2 million in 2000 to $10.8 million in 2001. As a percentage of net sales, gross profit increased from 21.0% in 2000 to 31.7% in 2001. Excluding Flapdoodles, gross profit was $8.3 million in 2000 (21.1% of net sales). The increase in the gross profit percentage in 2001 compared to 2000, excluding Flapdoodles, is a result of reduced sales to discounters and others with lower gross profit margin.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 37.6%, from $16.7 million in 2000 to $10.4 million in 2001. As a percentage of net sales, SG&A increased from 28.8% in 2000 to 30.5% in 2001. Excluding Flapdoodles, SG&A as a percentage of net sales increased from 27.4% in 2000 to 30.5% in 2001.

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

Net income (loss). Net loss was $14.2 million in 2000 compared to net income of $646.4 thousand in 2001 as a result of the aforementioned items.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans, and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily trade accounts receivable and inventory, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2004. There were no borrowings outstanding and approximately $247,000 of commercial letters of credit outstanding under the credit facility at December 31, 2002. Available borrowings at December 31, 2002 were $4.8 million. The Company expects to have sufficient financing and funds generated by operations, if any, to meet its working capital needs throughout 2003.

During 2002, the Company had capital expenditures of approximately $65 thousand, primarily to upgrade computer systems and leasehold improvements. Capital expenditures for 2003 are expected to be $125 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's line of credit facility. The Company's contractual cash obligations related to operating leases as of December 31, 2002 include: $588,000 in 2003, $590,000 in 2004, $449,000 in 2005, $50,000 in 2006
and $37,000 in 2007. The Company has purchase commitments with respect to inventory of $3.0 million at December 31, 2002. Other purchase commitments are not significant.

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

NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense was not and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of December 31, 2002, there were no borrowings under its credit facility and there was no interest expense in 2002.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at December 31, 2002.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
Independent Auditors' Report                                                      15

Consolidated Financial Statements:

     Consolidated Balance Sheets -- December 31, 2002 and 2001                    16

     Consolidated Statements of Operations and Comprehensive Income (Loss) --
        Years ended December 31, 2002, 2001, and 2000                             17

     Consolidated Statements of Stockholders' Equity --
        Years ended December 31, 2002, 2001, and 2000                             18

     Consolidated Statements of Cash Flows --
        Years ended December 31, 2002, 2001 and 2000                              19

Notes to Consolidated Financial Statements                                        20

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Marisa Christina, Incorporated:

We have audited the accompanying consolidated financial statements of Marisa Christina, Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


\s\ KPMG LLP

Baltimore, Maryland
February 21, 2003

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                    ASSETS                                   2002              2001
                                                                         ------------      -----------
Current assets:
     Cash and cash equivalents                                           $  4,721,614        3,330,602
     Trade accounts receivable, less allowance for doubtful accounts
         of $348,860 in 2002 and $365,000 in 2001                           3,562,927        3,160,273
     Inventories                                                            1,843,190        1,742,835
     Deferred taxes                                                           739,000               --
     Prepaid expenses and other current assets                                322,912          431,419
                                                                         ------------      -----------
                   Total current assets                                    11,189,643        8,665,129
Property and equipment, net                                                   320,061          404,274
Noncurrent deferred taxes                                                   5,551,000               --
Other assets                                                                  106,004          129,192
                                                                         ------------      -----------
                   Total assets                                          $ 17,166,708        9,198,595
                                                                         ============      ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                              $  1,506,579          833,437
     Accrued expenses and other current liabilities                           459,499          458,554
                                                                         ------------      -----------
                   Total current liabilities                                1,966,078        1,291,991
                                                                         ------------      -----------
Stockholders' equity:
     Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
         none issued                                                               --               --
     Common stock, $0.01 par value. Authorized 15,000,000 shares;
         issued 8,586,769 shares in 2002 and 2001                              85,868           85,868
     Additional paid-in capital                                            31,664,680       31,664,680
     Accumulated other comprehensive loss                                     (58,182)         (57,924)
     Accumulated deficit                                                  (12,387,460)     (19,681,744)
     Treasury stock, 1,291,704 common shares in 2002 and
         2001, at cost                                                     (4,104,276)      (4,104,276)
                                                                         ------------      -----------
                   Total stockholders' equity                              15,200,630        7,906,604

Commitments and contingencies (notes 5, 8, and 15)
                                                                         ------------      -----------
                   Total liabilities and stockholders' equity            $ 17,166,708        9,198,595
                                                                         ============      ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)

                  Years ended December 31, 2002, 2001, and 2000

                                                                     2002              2001             2000
                                                                 ------------      -----------      -----------
Net sales                                                        $ 26,975,402       34,125,556       57,985,462
Cost of goods sold                                                 17,732,765       23,308,594       45,791,642
                                                                 ------------      -----------      -----------
                   Gross profit                                     9,242,637       10,816,962       12,193,820
Selling, general, and administrative expenses                       8,450,776       10,422,146       16,702,946
Outlet store closing costs                                                 --               --        1,005,417
                                                                 ------------      -----------      -----------
                   Operating income (loss)                            791,861          394,816       (5,514,543)

Loss on the sale of the Flapdoodles division                               --               --       (7,881,228)
Interest income (expense), net                                         63,570          (28,603)        (608,084)
Other income, net                                                     189,953          262,991          279,015
                                                                 ------------      -----------      -----------
                   Income (loss) before income tax
                       expense (benefit)                            1,045,384          629,204      (13,724,840)
Income tax expense (benefit)                                       (6,248,900)         (17,162)         437,218
                                                                 ------------      -----------      -----------
                   Net income (loss)                                7,294,284          646,366      (14,162,058)

Other comprehensive income (loss), net of tax -
     foreign currency translation adjustment                             (258)          (1,324)              --
                                                                 ------------      -----------      -----------
                   Comprehensive income (loss)                   $  7,294,026          645,042      (14,162,058)
                                                                 ============      ===========      ===========
Basic and diluted net income (loss) per
     weighted average common share                               $       1.00             0.09            (1.82)
                                                                 ============      ===========      ===========

See accompanying notes to consolidated financial statements

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2002, 2001, and 2000

                                                                         ACCUMULATED      RETAINED
                                        COMMON STOCK       ADDITIONAL       OTHER         EARNINGS
                                   --------------------     PAID-IN     COMPREHENSIVE   (ACCUMULATED     TREASURY
                                     SHARES      AMOUNT     CAPITAL          LOSS          DEFICIT)        STOCK           TOTAL
                                   ---------    -------   -----------   -------------   ------------    -----------    ------------
Balance at December 31, 1999       8,586,769    $85,868   $31,653,186     $(56,600)     $ (6,166,052)   $(3,632,435)   $ 21,883,967
Net loss                                  --         --            --           --       (14,162,058)            --     (14,162,058)
Treasury stock received from
     the sale of the Flapdoodles
     division                             --         --            --           --                --       (456,984)       (456,984)
Purchase of treasury stock,
     at cost                              --         --            --           --                --         (8,573)         (8,573)
Other                                     --         --        11,494           --                --             --          11,494
                                   ---------    -------   -----------     --------      ------------    -----------    ------------
Balance at December 31, 2000       8,586,769     85,868    31,664,680      (56,600)      (20,328,110)    (4,097,992)      7,267,846
Net income                                --         --            --           --           646,366             --         646,366
Other comprehensive loss                  --         --            --       (1,324)               --             --          (1,324)
Purchase of treasury stock,
     at cost                              --         --            --           --                --         (6,284)         (6,284)
                                   ---------    -------   -----------     --------      ------------    -----------    ------------
Balance at December 31, 2001       8,586,769     85,868    31,664,680      (57,924)      (19,681,744)    (4,104,276)      7,906,604
Net income                                --         --            --           --         7,294,284             --       7,294,284
Other comprehensive loss                  --         --            --         (258)               --             --            (258)
                                   ---------    -------   -----------     --------      ------------    -----------    ------------
Balance at December 31, 2002       8,586,769    $85,868   $31,664,680     $(58,182)     $(12,387,460)   $(4,104,276)   $ 15,200,630
                                   =========    =======   ===========     ========      ============    ===========    ============

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000

                                                                   2002            2001             2000
                                                               -----------      ----------      -----------
Cash flows from operating activities:
     Net income (loss)                                         $ 7,294,284         646,366      (14,162,058)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Depreciation and amortization                         149,213         222,287          889,826
             Deferred income tax expense (benefit)              (6,290,000)             --          400,000
             Bad debt expense                                      159,321         295,034          183,173
             Loss on sale of the Flapdoodles division                   --              --        7,881,228
             Loss on property and equipment
                 retirements                                            --              --          654,000
             Changes in assets and liabilities, net of
                 effects from the sale of the divisions:
                     Trade accounts receivable                    (561,975)        178,062        1,949,079
                     Inventories                                  (100,355)        729,090        4,136,031
                     Prepaid expenses and other assets             131,437          59,124        1,003,520
                     Trade accounts payable                        673,142      (1,749,482)        (135,249)
                     Accrued expenses and other
                         current liabilities                           945         (46,674)         156,565
                                                               -----------      ----------      -----------
                     Net cash provided by operating
                         activities                              1,456,012         333,807        2,956,115
                                                               -----------      ----------      -----------
Cash flows from investing activities:
     Acquisitions of property and equipment                        (65,000)       (336,973)        (166,559)
     Proceeds from sale of trademark                                    --         100,000               --
     Acquisition of trademark                                           --              --         (350,000)
     Proceeds from the sale of the Flapdoodles
         division                                                       --              --        4,300,000
     Receipt of amount due from the sale of the
         Adrienne Vittadini division                                    --              --          651,569
                                                               -----------      ----------      -----------
                     Net cash provided by (used in)
                         investing activities                      (65,000)       (236,973)       4,435,010
                                                               -----------      ----------      -----------
Cash flows from financing activities:
     Repayments under credit facility, net                              --              --       (4,500,000)
     Acquisition of treasury stock                                      --          (6,284)          (8,573)
     Other                                                              --              --           11,494
                                                               -----------      ----------      -----------
                     Net cash used in financing activities              --          (6,284)      (4,497,079)
                                                               -----------      ----------      -----------
                     Net increase in cash and cash
                         equivalents                             1,391,012          90,550        2,894,046

Cash and cash equivalents at beginning of year                   3,330,602       3,240,052          346,006
                                                               -----------      ----------      -----------
Cash and cash equivalents at end of year                       $ 4,721,614       3,330,602        3,240,052
                                                               ===========      ==========      ===========
Cash paid during the year for:
     Income taxes                                              $    41,100           6,200           34,684
                                                               ===========      ==========      ===========
     Interest                                                  $        --          93,755          620,851
                                                               ===========      ==========      ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

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

      (d)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of December 31, 2002 and 2001, the Company's reserves for sales allowances were $1,163,000 and $1,556,000, respectively. Such amounts are recorded as reductions to accounts receivable.

      (e)   INVENTORIES

            Inventories are stated at the lower of cost, by the first-in, first-out method, or market.

      (f)   PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the respective assets (which range from five years to seven years) or, where applicable, the term of the lease, if shorter. Additions to property and equipment, as well as major renewals and betterments, are capitalized. The costs of maintenance and repairs are charged to operations as incurred. Total depreciation for the years ended December 31, 2002, 2001 and 2000 was approximately $149,000, $222,000 and $890,000, respectively, which was recorded in selling, general, and administrative expense each year.


                                       20                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      (g)   LONG-LIVED ASSETS

            Statement of Financial Accounting Standards (SFAS) No. 144 provides a single accounting model for long-lived assets to be disposed of, changes the criteria for classifying an asset as held for sale, and broadens the scope of operations to be disposed of that qualify for reporting as discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

            Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

      (h)   INCOME TAXES

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible.

      (i)   ADVERTISING

            The Company expenses advertising as incurred. Advertising expense was $164,000 in 2002, $209,500 in 2001, and $373,000 in 2000.

      (j)   SHIPPING AND HANDLING EXPENSE

            Shipping and handling costs are included as a component of selling, general and administrative expenses.

      (k)   NET INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE

            Basic and diluted net income (loss) per weighted average common share is based on the weighted average number of common shares outstanding, which were 7,295,065 for 2002, 7,298,043 for 2001, and 7,760,725 for 2000. The effect of stock options outstanding were not included in the computation of diluted net income (loss) per share because the effect would have been antidilutive.


                                       21                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      (l)   FOREIGN CURRENCY TRANSLATION

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

      (m)   STOCK OPTION PLAN

            The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for 2002, 2001 and 2000:

                                                           2002          2001            2000
                                                        ----------     --------      -----------
            Net income (loss), as reported              $7,294,284      646,366      (14,162,058)
            Deduct total stock-based employee
                 compensation expense determined
                 under fair-value-based method for
                 all rewards, net of tax                   130,000      (81,000)         (95,000)
                                                        ----------     --------      -----------
                               Pro forma net income
                                   (loss)               $7,164,284      565,366      (14,257,058)
                                                        ==========     ========      ===========
            Diluted net income (loss) per weighted
                 average common share
                     As reported                        $     1.00         0.09            (1.82)
                     Pro forma                          $     0.98         0.08            (1.84)
                                                        ==========     ========      ===========

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


                                       22                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      (o)   USE OF ESTIMATES

            The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

      (p)   RECENTLY ISSUED ACCOUNTING STANDARDS

            In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

            In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

(2)   INVENTORIES

      Inventories at December 31, 2002 and 2001 consist of the following:

                                                 2002               2001
                                             ----------          ---------
      Piece goods                            $   68,900             50,050
      Finished goods                          1,774,290          1,692,785
                                             ----------          ---------
                                             $1,843,190          1,742,835
                                             ==========          =========

      Based on management's assumptions and estimates relating to future operations, the Company has reduced its inventory value for slow moving inventory at December 31, 2002 and 2001. Actual results could differ from those estimates.


                                       23                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(3)   PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets at December 31, 2002 and 2001 consist of the following:

                                                            2002        2001
                                                         --------     -------
      Prepaid expenses                                   $166,486     135,520
      Nontrade receivables                                156,426     295,899
                                                         --------     -------
                                                         $322,912     431,419
                                                         ========     =======

(4)   PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2002 and 2001 consist of the following:

                                                            2002        2001
                                                         --------     -------
      Computer equipment and software                    $287,690     250,734
      Furniture and fixtures                              164,005     194,616
      Leasehold improvements                              245,512     274,887
                                                         --------     -------
                         Total                            697,207     720,237

      Less accumulated depreciation and amortization      377,146     315,963
                                                         --------     -------
                                                         $320,061     404,274
                                                         ========     =======

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

      As of December 31, 2002, there were no borrowings outstanding and approximately $247,000 of commercial letters of credit outstanding under the credit facility. Available borrowings at December 31, 2002 were approximately $4.8 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2003. There were no borrowings outstanding at December 31, 2001.

(6)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities at December 31, 2002 and 2001 consist of the following:

                                                    2002             2001
                                                  --------         -------
      Accrued compensation                        $106,267          97,883
      Other accrued expenses                       353,232         360,671
                                                  --------         -------
                                                  $459,499         458,554
                                                  ========         =======


                                       24                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(7)   RETIREMENT PLAN

      The Company sponsors a 401(k) profit sharing plan for the benefit of all eligible employees. Profit sharing expense was $67,599 and 2002, $101,100 in 2001 and $157,100 in 2000.

(8)   LEASES

      The Company is committed under various noncancelable operating leases for office, showroom, design, and warehouse space. The leases expire on various dates through 2007. Future annual minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows:

                    2003                            $  588,000
                    2004                               590,000
                    2005                               449,000
                    2006                                50,000
                    2007                                37,000
                                                    ----------
                                                    $1,714,000
                                                    ==========

      Total rent expense charged to operations was $624,000 in 2002, $631,000 in 2001, and $1,600,000 in 2000.

(9)   STOCK OPTION PLAN

      The Company sponsors an incentive stock ownership plan (Plan) that provides for the grant of up to 900,000 options to purchase shares of the Company's common stock at fair market value on the dates of grant. Options generally vest over a five-year period and are exercisable over a ten-year period from the dates of grant. At December 31, 2002, there were 172,460 additional shares available for grant under the Plan.

      Changes in options outstanding, options exercisable and shares reserved for issuance pursuant to stock options are as follows:

                                           WEIGHTED AVERAGE      NUMBER OF
                                           PER SHARE PRICE         SHARES
                                           ----------------      ---------
      December 31, 1999                         $2.86             799,300
           Forfeited                             4.57            (290,450)
                                                                 --------
      December 31, 2000                          1.88             508,850
           Forfeited                             1.88             (40,400)
                                                                 --------
      December 31, 2001                          1.88             468,450
           Granted                               1.43             259,000
           Forfeited                             1.43              (5,000)
                                                                 --------
      December 31, 2002                         $1.72             722,450
                                                                 ========
      Options exercisable:
           December 31, 2000                    $1.88             205,130
           December 31, 2001                    $1.88             258,510
           December 31, 2002                    $1.88             330,450


                                       25                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      At December 31, 2002, the number of outstanding options with an exercise price of $1.88, have weighted-average remaining contractual lives as follows: 123,450 options -- 3.5 years; 50,000 options -- 6.0 years; and 295,000 options -- 6.5 years. In addition, 254,000 options having an exercise price of $1.43 with a remaining contractual life of nine years. In October 1999, the Company repriced 173,450 options at $1.88.

      The per share weighted average fair value of the 259,000 stock options granted during 2002 was $1.11 using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate 2.0%, expected volatility of 89% and an expected life of seven years.

(10)  INCOME TAXES

      The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                        2002           2001         2000
                                    -----------      --------      -------
      Current:
           Federal                  $        --            --           --
           State and local               41,100       (17,162)      37,218
                                    -----------      --------      -------
                                         41,100       (17,162)      37,218
                                    -----------      --------      -------
      Deferred:
           Federal                   (5,786,416)           --      370,000
           State and local             (503,584)           --       30,000
                                    -----------      --------      -------
                                     (6,290,000)           --      400,000
                                    -----------      --------      -------
                                    $(6,248,900)      (17,162)     437,218
                                    ===========      ========      =======

      The tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities that are included in the net deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                                     2002              2001
                                                                 ------------      -----------
      Deferred tax assets:
           Uniform inventory capitalization                      $     48,688           55,628
           Accrued expenses and other assets and liabilities          459,027          577,474
           Federal and state net operating losses                  10,642,090       10,834,170
                                                                 ------------      -----------
                         Total gross deferred tax assets           11,149,805       11,467,272
      Valuation allowance                                          (4,855,130)     (11,467,272)
                                                                 ------------      -----------
                         Net deferred tax asset                     6,294,675               --
      Deferred tax liabilities:
           Depreciation on property and equipment                      (4,675)              --
                                                                 ------------      -----------
                         Net deferred tax asset                  $  6,290,000               --
                                                                 ============      ===========

      At December 31, 2002, the Company had Federal net operating loss carryforwards of approximately $29,500,000, which expire in various amounts through 2020.


                                       26                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      The Company's deferred tax assets relate principally to net operating losses. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Over the past several years, the Company has implemented a number of initiatives which have returned the Company to profitability. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will be able to recover $6,290,000 of its net deferred tax assets and has reduced its valuation allowance to $4,855,130 at December 31, 2002.

      A reconciliation of the provision for income taxes and the amounts computed by applying the Federal income tax rate of 34% to income (loss) before income tax expense (benefit) is as follows for the years ended December 31, 2002, 2001 and 2000:

                                                        2002         2001         2000
                                                    -----------    --------    ----------
      Income tax on income (loss) before income
           tax expense computed at statutory rate   $   355,431     213,929    (4,666,446)
      State and local income tax                         41,100     (17,162)       44,364
      Change in valuation allowance                  (6,612,142)   (302,992)    5,048,470
      Other                                             (33,289)     89,063        10,830
                                                    -----------    --------    ----------
                                                    $(6,248,900)    (17,162)      437,218
                                                    ===========    ========    ==========

(11)  DISPOSITION OF THE FLAPDOODLES DIVISION

      On December 29, 2000, the Company sold substantially all the assets, properties and rights of its Flapdoodles division (Flapdoodles) to Flap 2001, Inc., a Delaware corporation owned by one of the Company's directors and a member of senior management on that date (the Purchaser), for (i) $4,300,000 in cash, (ii) 456,984 shares of the Company's common stock and 280,000 stock options to acquire the Company's common stock held by the Purchaser and (iii) the assignment of certain liabilities of Flapdoodles. Proceeds to the Company of $4,200,000, net of transaction and related costs, were used by the Company to pay down borrowings under its credit facility. The Company recognized a loss of approximately $7,900,000 on the sale. During the second quarter of 2000, the Company closed its Flapdoodles' outlet stores and recognized a nonrecurring operating charge of approximately $1,005,000.

(12)  BUSINESS RISKS AND CREDIT CONCENTRATIONS

      A significant amount of the Company's product lines are produced in The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternative sources of production could be found.

      The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. Two customers accounted for 29% of the Company's net sales in 2002, three customers accounted for 19% of the Company's net sales in 2001, and two customer accounted for 22% of the Company's net sales in 2000.


                                       27                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      Receivables from two customers represented approximately 36% and 19% of accounts receivable at December 31, 2002 and 2001, respectively. One customer balance exceeded $900,000 at December 31, 2002. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimates of its uncollectible receivables.

(13)  SEGMENT REPORTING

      The operating divisions of the Company included: Marisa Christina Apparel
      (MC) and Flapdoodles, prior to Flapdoodles' disposition in December 2000, for which a summary of each follows:

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

                        December 31, 2002, 2001 and 2000

      The accounting policies of the operating divisions were the same as those described in the summary of significant accounting policies (see note 1). The following information is provided in thousands:

                                                     MC         FLAPDOODLES       ELIMINATIONS     CONSOLIDATED
                                                  --------      -----------       ------------     ------------
      2002:
           Net sales                              $ 26,975             --               --            26,975
           Depreciation and amortization               149             --               --               149
           Operating income                            792             --               --               792
           Interest income, net                         64             --               --                64
           Income before income tax benefit          1,045             --               --             1,045
           Total assets                             17,167             --               --            17,167
           Long-lived assets                           320             --               --               320
           Capital expenditures                         65             --               --                65

      2001:
           Net sales                              $ 34,126             --               --            34,126
           Depreciation and amortization               222             --               --               222
           Operating income                            395             --               --               395
           Interest expense, net                       (29)            --               --               (29)
           Income before income tax benefit            629             --               --               629
           Total assets                              9,199             --               --             9,199
           Long-lived assets                           404             --               --               404
           Capital expenditures                        337             --               --               337

      2000:
           Net sales                              $ 39,267         18,718               --            57,985
           Depreciation and amortization               136            754               --               890
           Outlet store closing costs                   --          1,005               --             1,005
           Operating loss                           (2,480)        (3,035)              --            (5,515)
           Loss on the sale of the
               Flapdoodles division                     --         (7,881)              --            (7,881)
           Interest income (expense), net             (608)        (1,508)           1,508              (608)
           Income (loss) before income tax
               expense                              (2,809)       (12,424)           1,508           (13,725)
           Total assets                              9,882             61              412            10,355
           Long-lived assets                           490             --               --               490
           Capital expenditures                        129             38               --               167

      Eliminations consist of intercompany interest charges and intercompany accounts.


                                       29                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(14) UNAUDITED QUARTERLY INFORMATION (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                               THREE MONTHS ENDED                              YEAR
                                           -----------------------------------------------------------         ENDED
                                           MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31      DECEMBER 31
                                           --------         -------       ------------     -----------      -----------
      2002:
           Net sales                        $6,264           3,260           10,529           6,922           26,975
           Operating income (loss)             213          (1,457)           1,863             173              792
           Net income (loss)                   252          (1,368)           1,900           6,510            7,294
           Basic and diluted
               net income (loss)
               per common share               0.03           (0.19)            0.26            0.90             1.00

      2001:
           Net sales                         8,688           4,893           12,607           7,938           34,126
           Operating income (loss)             181          (1,497)           1,728             (17)             395
           Net income (loss)                   236          (1,398)           1,733              75              646
           Basic and diluted
               net income (loss)
               per common share             $ 0.03           (0.19)            0.24            0.01             0.09

      The fourth quarter of 2002, includes the $6.2 million impact of the reduction in the Company's defined income tax valuation allowance (see note 10).

(15)  LEGAL PROCEEDINGS

      The Company is a party to a lawsuit entitled Martha Wahlert v. Marisa Christina, Inc. and Nordstrom Inc., alleging copyright infringement and other related claims, which has been commenced in the United States District Court for the Eastern District of Texas. The lawsuit claims unspecified damages resulting from Marisa Christina's sale to Nordstrom of 695 sweaters bearing a design which allegedly infringes the Plaintiff's copyright design. Marisa Christina, pursuant to an agreement, is indemnifying Nordstrom. Marisa Christina is vigorously defending the lawsuit and believes that any possible adverse determination would not be material.

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

      NAME              AGE                                        POSITION
      ----              ---                                        --------
Michael H. Lerner       58       Chairman of the Board of Directors, Chief Executive Officer and President

S. E. Melvin Hecht      68       Vice Chairman of the Board of Directors, Chief Financial Officer and Treasurer

G. Michael Dees         49       President of Marisa Christina Apparel and Director

Michael H. Lerner joined Marisa Christina in August 1986, and has served as Chief Executive Officer, President and Chairman since that time. Prior to joining Marisa Christina, Mr. Lerner was President of TFM Industries, Inc.
(TFM), a maker of moderate priced sportswear. He is also a director of Apparel Ventures, Inc. an affiliate of The Jordan Company as well as a director of Educational Housing Services, Inc.

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

The remaining information required by Item 10 is incorporated by reference from the Company's definitive proxy statement which will be filed within 120 days from the close of its year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by these items is included in the Company definitive proxy statement for the Company's Annual Meeting of Stockholders to be held May 8, 2003, which will be filed within 120 days from the close of its year ended December 31, 2002.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Annual Report on Form 10-K (the "Effective Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, promulgated under the Securities and Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the Effective Date in alerting them timely to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)          The following are included in Item 8 of Part II:

                                                                                                PAGE
Independent Auditors' Report                                                                     15

Consolidated Financial Statements:

     Consolidated Balance Sheets -- December 31, 2002 and 2001                                   16

     Consolidated Statements of Operations and Comprehensive Income (Loss) -- Years ended
        December 31, 2002, 2001, and 2000                                                        17

     Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2002, 2001,
        and 2000                                                                                 18

     Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001, and 2000      19

Notes to Consolidated Financial Statements                                                       20

(a)(2)      The following financial statement schedule for the years ended
            December 31, 2002, 2001, and 2000 is filed as part of this Report:

            Schedule II -- Valuation and Qualifying Accounts                                     34

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)(3)      See accompanying Index to Exhibits

(b)         No reports on Form 8-K were filed during the fourth quarter of 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT          CHARGED TO                                BALANCE AT
                                                 BEGINNING           COSTS AND                                  END OF
           DESCRIPTION                           OF PERIOD           EXPENSES          DEDUCTIONS(a)            PERIOD
           -----------                          ----------          ----------         -------------          ----------
ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS:

Year ended December 31, 2002                    $  365,000            159,321            175,461               348,860

Year ended December 31, 2001                       166,824            295,034             96,858               365,000

Year ended December 31, 2000                       253,264            183,173            269,613(b)            166,824

(a)   Deductions represent write-offs of specifically identified accounts.

(b)   Includes $48,885 for the disposition of the Flapdoodles division.

                                                BALANCE AT          CHARGED TO                               BALANCE AT
                                                 BEGINNING           COSTS AND                                 END OF
           DESCRIPTION                           OF PERIOD           EXPENSES          DEDUCTIONS              PERIOD
           -----------                          ----------          ----------         ----------            ----------
SALES ALLOWANCES FOR TRADE ACCOUNTS:

Year ended December 31, 2002                    $1,556,000          5,186,868          5,579,868             1,163,000

Year ended December 31, 2001                     1,844,400          5,701,973          5,990,373             1,556,000

Year ended December 31, 2000                       644,655          9,142,233          7,942,488(a)          1,844,400

(a)   Includes $85,000 for the disposition of the Flapdoodles division.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARISA CHRISTINA, INCORPORATED


                                        BY: /s/ Michael H. Lerner
                                            ------------------------------------
                                                Michael H. Lerner
                                                Chairman, Chief Executive
                                                Officer and President

Dated: March 13, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                          Title                                  Date
         ---------                          -----                                  ----

/s/ Michael H. Lerner              Chairman, Chief Executive
-----------------------------      Officer and President                     March 13, 2003
Michael H. Lerner


/s/ S.E. Melvin Hecht              Vice Chairman, Chief Financial
-----------------------------      Officer and Treasurer                     March 13, 2003
S.E. Melvin Hecht


/s/ G. Michael Dees                Director
-----------------------------
G. Michael Dees                                                              March 13, 2003


/s/ Robert Davidoff                Director
-----------------------------
Robert Davidoff                                                              March 13, 2003


/s/ Lawrence D. Glaubinger         Director
-----------------------------
Lawrence D. Glaubinger                                                       March 13, 2003


/s/ Barry S. Rosenstein            Director
-----------------------------
Barry S. Rosenstein                                                          March 13, 2003


/s/ Brett J. Meyer                 Director
-----------------------------
Brett J. Meyer                                                               March 13, 2003


/s/ David W. Zalaznick             Director
-----------------------------
David W. Zalaznick                                                           March 13, 2003

March 13, 2003

                         MARISA CHRISTINA, INCORPORATED

                          SECTION 302(a) CERTIFICATION

CERTIFICATIONS

I, S.E. Melvin Hecht, certify that:

1. I have reviewed this annual report of Form 10-K of Marisa Christina, Incorporated (Marisa Christina or the Company);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of Marisa Christina as of, and for, the periods presented in this annual report;

4. Michael H. Lerner and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Marisa Christina and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of Marisa Christina's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Michael H. Lerner and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Marisa Christina's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. Michael H. Lerner and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 13, 2003


/s/ S.E. Melvin Hecht
----------------------------------------
Vice Chairman of the Board of Directors,
      Chief Financial Officer, and Treasurer

                         MARISA CHRISTINA, INCORPORATED

                          SECTION 302(a) CERTIFICATION

CERTIFICATIONS

I, Michael H. Lerner, certify that:

1. I have reviewed this annual report of Form 10-K of Marisa Christina, Incorporated (Marisa Christina or the Company);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of Marisa Christina as of, and for, the periods presented in this annual report;

4. S.E. Melvin Hecht and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Marisa Christina and we have:

            a) designed such disclosure controls and procedures to ensure that material Information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of Marisa Christina's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. S.E. Melvin Hecht and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Marisa Christina's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in Internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. S.E. Melvin Hecht and I have indicated in this annual report whether or not there were significant changes in Internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 13, 2003


/s/ Michael H. Lerner
-----------------------------------
Chairman of the Board of Directors,
      Chief Executive Officer, and President

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

                                                                                                                   SEQUENTIALLY
    EXHIBIT                                                                                                          NUMBERED
      NO.                                             DOCUMENT                                                         PAGE
      ---                                             --------                                                         ----
     2.1++    Asset Purchase Agreement dated June 30, 1993, between MCFD Acquisition L.L.C.
              and Flapdoodles, Inc. ............................................................................           *

     2.2++    Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina, Incorporated
              (the Company), Marisa Christina Holding, Inc., Marisa Christina Outlet Holdings, Inc.,
              C.M. Marisa Christina (H.K.) Limited, MF Showroom Holdings, Inc., Flapdoodles, L.L.C.
              and the Investors in such companies named on the signature pages thereto .........................         ***

     2.3++    Asset Purchase Agreement, dated as of January 1, 1996, by and among
              Adrienne Vittadini, Inc. (AVI), the Company, and Adrienne Vittadini
              Enterprises, Inc. (AVE) ..........................................................................          **

     2.4++    Asset Purchase Agreement, dated as of September 2, 1999, by and among
              Adrienne Vittadini Enterprises, Inc. (AVE), Marisa Christina Incorporated (Marisa Christina)
              and de V&P, Inc. (Purchaser) .....................................................................        ****

     2.5++    Asset Purchase Agreement, dated as of December 29, 2000, by and among
              Flapdoodles, Inc., MF Showroom Holdings, Inc., Mousefeathers, Inc. (Sellers) and
              Flap 2001, Inc. (Purchaser) ......................................................................       *****

     3.1      Amended and Restated Certificate of Incorporation of the Company .................................         ***

     3.2      By-Laws of the Company ...........................................................................         ***

     4.3      1994 Stock Option Plan ...........................................................................         ***

     10.1+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and Michael H. Lerner ................................................................         ***

     10.3+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and G. Michael Dees ..................................................................         ***

     10.6+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and S.E. Melvin Hecht ................................................................         ***

     10.8+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and Robert Davidoff ..................................................................         ***

     10.9+    Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and Lawrence D. Glaubinger ...........................................................         ***

     10.10+   Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and David W. Zalaznick ...............................................................         ***

     10.16+   Amended and Restated Employment Agreement, dated June 30, 1993, between
              the Company and TJC Management Corporation .......................................................           *

     10.22+   Employment Agreement between the Company and Michael H. Lerner,
              dated January 1, 2001 ............................................................................      ******

                                                                                                                   SEQUENTIALLY
    EXHIBIT                                                                                                          NUMBERED
      NO.                                             DOCUMENT                                                         PAGE
      ---                                             --------                                                         ----
     10.23+   Employment Agreement between the Company and G. Michael Dees,
              dated January 1, 2001 ............................................................................      ******

     21       Subsidiaries of the Registrant ...................................................................         ***

     23       Consent of Independent Auditors ..................................................................          (1)

     99.1     Certification of Chief Executive Officer and President and Chief Financial
              Officer and Treasurer ............................................................................          (1)

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

****** Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K, filed on April 2, 2001.

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