Form 10-Q
period 2003-03-31
MARISA CHRISTINA INC
filed 2003-05-14
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended             March 31, 2003
                      ----------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________



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

      Indicate by check mark whether the registrant is an actuated filer (as
defined in Exchange Act Rule 12b-2). Yes     No X

      The number of shares outstanding of the Company's Common Stock on May 12, 2003 was 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets -- March 31, 2003 (Unaudited) and
             December 31, 2002                                                       2

           Consolidated Statements of Operations -- Three months ended March
             31, 2003 and 2002 (Unaudited)                                           3

           Consolidated Statements of Cash Flows -- Three months ended
             March 31, 2003 and 2002 (Unaudited)                                     4

           Notes to Consolidated Financial Statements
             (Unaudited)                                                             5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk               12

Item 4.    Controls and Procedures                                                  12

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                        13

Item 6.    Exhibits and Reports on Form 8-K                                         13

SIGNATURE                                                                           14

CERTIFICATIONS

PART I: FINANCIAL INFORMATION
ITEM I: CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002

                                ASSETS                                          2003                2002(1)
                                                                            ------------         ------------
                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                              $  2,949,176            4,721,614
     Trade accounts receivable, less allowance for doubtful accounts
        of $389,627 in 2003 and $348,860 in 2002                               4,946,291            3,562,927
     Inventories                                                               1,348,925            1,843,190
     Deferred taxes                                                              739,000              739,000
     Prepaid expenses and other current assets                                   511,576              322,912
                                                                            ------------         ------------
                 Total current assets                                         10,494,968           11,189,643
Property and equipment, net                                                      299,656              320,061
Noncurrent deferred taxes                                                      5,551,000            5,551,000
Other assets                                                                      77,325              106,004
                                                                            ------------         ------------
                 Total assets                                               $ 16,422,949           17,166,708
                                                                            ============         ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                 $  1,017,999            1,506,579
     Accrued expenses and other current liabilities                              491,371              459,499
                                                                            ------------         ------------
                 Total current liabilities                                     1,509,370            1,966,078
                                                                            ------------         ------------
Stockholders' equity:
     Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
        none issued                                                                   --                   --
     Common stock, $0.01 par value. Authorized 15,000,000 shares;
        issued 8,586,769 shares in 2003 and 2002                                  85,868               85,868
     Additional paid-in capital                                               31,664,680           31,664,680
     Accumulated other comprehensive loss                                        (58,182)             (58,182)
     Accumulated deficit                                                     (12,674,511)         (12,387,460)
     Treasury stock, 1,291,704 common shares at cost                          (4,104,276)          (4,104,276)
                                                                            ------------         ------------
                 Total stockholders' equity                                   14,913,579           15,200,630
Commitments and contingencies
                                                                            ------------         ------------
                 Total liabilities and stockholders' equity                 $ 16,422,949           17,166,708
                                                                            ============         ============

(1) Accounts were derived from the audited consolidated balance sheet as of December 31, 2002.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended March 31, 2003 and 2002

                                   (Unaudited)

                                                                              2003               2002
                                                                          -----------         -----------
Net sales                                                                 $ 5,306,645           6,264,156
Cost of goods sold                                                          3,530,059           3,981,602
                                                                          -----------         -----------
                 Gross profit                                               1,776,586           2,282,554
Selling, general, and administrative expenses                               2,120,821           2,069,754
                                                                          -----------         -----------
                 Operating income (loss)                                     (344,235)            212,800
Other income, net                                                              13,226              20,572
Interest income, net                                                           11,916              18,285
                                                                          -----------         -----------
                 Income (loss) before income tax expense (benefit)           (319,093)            251,657
Income tax expense (benefit)                                                  (32,042)              2,984
                                                                          -----------         -----------
                 Net income (loss)                                        $  (287,051)            248,673
                                                                          ===========         ===========
Basic and diluted net income (loss)  per common share                     $     (0.04)               0.03
                                                                          ===========         ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                               2003                2002
                                                                           -----------         -----------
Cash flows from operating activities:
     Net income (loss)                                                     $  (287,051)            248,673
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Depreciation and amortization                                        36,375              36,328
           Write-off of property and equipment                                      --                 410
           Bad debt expense                                                     48,000              62,499
           Changes in assets and liabilities:
              Trade accounts receivable                                     (1,431,364)         (1,495,269)
              Inventories                                                      494,265             306,245
              Prepaid expenses and other assets                               (159,985)            (63,836)
              Trade accounts payable                                          (488,580)            167,529
              Accrued expenses and other current liabilities                    31,872            (119,909)
                                                                           -----------         -----------
                 Net cash used in operating activities                      (1,756,468)           (857,330)
Cash flows used by investing activities--
     acquisitions of property and equipment                                    (15,970)            (20,921)
                                                                           -----------         -----------
                 Net decrease in cash and cash equivalents                  (1,772,438)           (878,251)
Cash and cash equivalents at beginning of period                             4,721,614           3,330,602
                                                                           -----------         -----------
Cash and cash equivalents at end of period                                 $ 2,949,176           2,452,351
                                                                           ===========         ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2003
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

      The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 2002.

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results to be expected for a full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of March 31, 2003 and December 31, 2002, the Company's reserves for sales allowances were $1,420,000 and $1,163,000, respectively. Such amounts are recorded as reductions to accounts receivable.

      (b)   STOCK OPTION PLAN

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

              The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2003 and 2002:

                                                                      2003               2002
                                                                    ---------           -------
Net income (loss), as reported                                      $(287,051)          248,673
Deduct total stock-based employee compensation
   expense determined under fair-value-based method
   for all rewards, net of tax                                        (36,000)          (22,000)
                                                                    ---------           -------
        Pro forma net income (loss)                                 $(323,051)          226,673
                                                                    =========           =======

Diluted net income (loss) per weighted average common share:

     As reported                                                    $   (0.04)             0.03
     Pro forma                                                      $   (0.04)             0.03
                                                                    =========           =======

      (c)   COMPREHENSIVE INCOME (LOSS)

            Comprehensive income (loss) was equal to net income (loss) for the three months ended March 31, 2003 and 2002.

(3)   INVENTORIES

      Inventories at March 31, 2003 and December 31, 2002 consist of the following:


                         2003               2002
                      ----------         ---------
Piece goods           $   19,775            68,900

Finished goods         1,329,150         1,774,290
                      ----------         ---------
                      $1,348,925         1,843,190
                      ==========         =========

(4)   CREDIT FACILITY

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

      As of March 31, 2003, there were no borrowings outstanding and approximately $186,000 of commercial letters of credit were outstanding under the credit facility. Available borrowings at March 31, 2003 were approximately $5.7 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2003.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2003
                                  (Unaudited)


(5)   NET INCOME (LOSS) PER COMMON SHARE

      Basic and diluted net income (loss) per common share is based on the weighted average number of common shares outstanding, which was 7,295,065 for the three months ended March 31, 2003 and 2002. The effect of stock options outstanding during the three months ended March 31, 2003 and 2002 was not included in the computation of diluted net income per common share because the effect would have been antidilutive.

(6)   LEGAL PROCEEDINGS

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Marisa Christina's consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's most critical accounting policies relate to estimates related to allowances for uncollectible receivables, customer sales allowances, valuation of inventories and valuation of deferred tax assets.

RECEIVABLES

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of March 31, 2003, the Company has allowances for bad debts of approximately $390,000 and reserves for sales allowances of approximately $1,420,000.

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

VALUATIONS OF DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes an assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. At March 31, 2003 and December 31, 2002, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $29.5 million which can be utilized over the next seventeen years. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will generate sufficient taxable income to recover $6.3 million of its deferred tax assets. The recovery of the remaining net deferred tax assets is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets of $4.9 million. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's consolidated balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

OVERVIEW

In order to reverse the trend of continuing losses, the Company undertook a number of initiatives over the past four years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines.

The Company returned to profitability in 2001 and 2002 primarily as a result of these initiatives and focusing on its core business. While there can be no assurance, management believes that the Company's prospects for profitability will continue in 2003.

The following table sets forth information with respect to the percentage relationship to net sales of certain items in the consolidated statements of operations of the Company for the three months ended March 31, 2003 and 2002.


                                                                 2003                              2002
                                                     ---------------------------        ---------------------------
Net sales                                            $ 5,306,645           100.0%       $ 6,264,156          100.0%
                                                     -----------           -----        -----------          -----
Gross profit                                           1,776,586            33.5%         2,282,554           36.4%
Selling, general, and administrative expenses          2,120,821            40.0%         2,069,754           33.0%
                                                     -----------           -----        -----------          -----
 Operating income (loss)                                (344,235)           (6.5%)          212,800            3.4%
Other income, net                                         13,226             0.3%            20,572            0.3%
Interest income, net                                      11,916             0.2%            18,285            0.3%
Income tax expense (benefit)                             (32,042)           (0.6%)            2,984             --
                                                     -----------           -----        -----------          -----
 Net income (loss)                                   $  (287,051)           (6.6%)      $   248,673            4.0%
                                                     ===========           =====        ===========          =====

THREE MONTHS ENDED MARCH 31, 2003 (2003) COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002 (2002)

Net sales. Net sales decreased 15.3% from $6.3 million in 2002, to $5.3 million in 2003, primarily as a result of lower sales to department stores, which were impacted by a weaker economy.

Gross profit. Gross profit decreased 22.2% from $2.3 million in 2002, to $1.8 million in 2003. As a percentage of net sales, gross profit decreased from 36.4% in 2002 to 33.5% in 2003. Gross profit as a percentage of net sales was adversely impacted by price compression to the major department stores without a corresponding decrease in the cost of goods sold.

Selling, general, and administrative expenses. Selling, general and administrative expenses (SG&A) increased 2.5%. As a percentage of net sales, SG&A increased from 33.0% in 2002 to 40.0% in 2003 as a result of a lower base of sales in 2003.

Interest income, net. Interest income, net decreased from $18,285 in 2002 to $11,916 in 2003 as a result of lower interest rates and lower invested balances.

Income tax expense (benefit). Income tax changed from expense of $2,984 in 2002 to a benefit of $32,042 in 2003. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $29.5 million, which can be used to offset future taxable income. The net operating loss carryforwards expire in varying amounts during 2018, 2019 and 2020.

Over the past several years, the Company has implemented a number of initiatives which have returned the Company to profitability. Based on the Company's recent operating results and projection of future profitability, management believes it is more likely than not that the Company will be able to recover $6.3 million of its net deferred tax assets and has reduced its valuation allowance to $4.9 million at December 31, 2002.

Net income (loss). Net income (loss) changed from income of $248,673 in 2002 to a loss of ($287,051) in 2003, principally as a result of lower net sales and gross profit.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Available borrowings at March 31, 2003 were approximately $5.7 million. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. The Company expects to have sufficient financing to meet its working capital needs through 2003.

The Company used cash flows in operating activities of $1.8 million and $0.9 million during the three months ended March 31, 2003 and 2002, respectively, principally related to the increases in accounts receivable which were related to the sale of spring-season goods.

During the first quarter of 2003, the Company had capital expenditures of approximately $16,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2003 are expected to be approximately $109,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of March 31, 2003 include $447,000 for the remainder of 2003; $590,000 in 2004; $449,000 in 2005, $50,000 in 2006, and $37,000 in 2007.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at March 31, 2003.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at March 31, 2003.

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Offer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- no reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003          /s/   S. E. Melvin Hecht
                            ----------------------------------------------------
                            S. E. Melvin Hecht
                            Vice Chairman, Chief Financial Officer and Treasurer

                         MARISA CHRISTINA, INCORPORATED

                          SECTION 302(A) CERTIFICATION

CERTIFICATIONS

I, S.E. Melvin Hecht, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Marisa Christina, Incorporated (Marisa Christina or the Company);

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

4. Michael H. Lerner and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Marisa Christina and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 14, 2003



/s/ S.E. Melvin Hecht
-------------------------------------
Vice Chairman of the Board of Directors,
      Chief Financial Officer, and Treasurer

                         MARISA CHRISTINA, INCORPORATED

                          SECTION 302(A) CERTIFICATION


CERTIFICATIONS

I, Michael H. Lerner, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Marisa Christina, Incorporated (Marisa Christina or the Company);

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

4. S.E. Melvin Hecht and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Marisa Christina and we have:

            a) designed such disclosure controls and procedures to ensure that material Information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 14, 2003



/s/ Michael H. Lerner
-------------------------------
Chairman of the Board of Directors,
      Chief Executive Officer, and President