Form 10-Q
period 2003-06-30
MARISA CHRISTINA INC
filed 2003-08-08
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended     June 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                              -----------    ----------
Commission File Number:  0-24176

                         Marisa Christina, Incorporated
             (Exact name of registrant as specified in its charter)

       Delaware                                                       11-3216809
(State or other jurisdiction of                            (I.R.S. Employer Identification No.)
incorporation or organization)

8101 Tonnelle Avenue, North Bergen, New Jersey                         07047-4601
(Address of principal executive offices)                                 (Zip Code)

                                 (201)-758-9800
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an actuated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The number of shares outstanding of the Company's Common Stock on August 1, 2003 were 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                                                       PAGE
PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets -- June 30, 2003 (Unaudited)
        and December 31, 2002                                                                             2

     Consolidated Statements of Operations --  Three and Six Months Ended June 30, 2003
        and 2002 (Unaudited)                                                                              3

     Consolidated Statements of Cash Flows -- Six Months Ended

        June 30, 2003 and 2002 (Unaudited)                                                                4

     Notes to Consolidated Financial Statements (Unaudited)                                               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      12

Item 4.  Internal Controls and Procedures                                                                12

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                                                               13

Item 4:  Submission of Matters to a Vote of Security Holders                                             13

Item 6:  Exhibits and Reports on Form 8-K                                                                13

SIGNATURE                                                                                                14

SECTION 302 CERTIFICATIONS                                                                               15

SECTION 906 CERTIFICATION                                                                                17

PART I:    FINANCIAL INFORMATION
ITEM I:    CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                         JUNE 30,
                                                                           2003               DECEMBER 31,
                                    Assets                              (UNAUDITED)             2002 (1)
                                                                        ------------       ------------
Current assets:
     Cash and cash equivalents                                          $  3,570,044          4,721,614
     Trade accounts receivable, less allowance for doubtful
        accounts of $304,973 in 2003 and $348,860 in 2002                  2,352,788          3,562,927
     Inventories                                                           2,573,960          1,843,190
     Deferred taxes                                                        1,310,048            739,000
     Prepaid expenses and other current assets                               421,594            322,912
                                                                        ------------       ------------
                 Total current assets                                     10,228,434         11,189,643
Property and equipment, net                                                  277,900            320,061
Noncurrent deferred taxes                                                  5,551,000          5,551,000
Other assets                                                                  63,073            106,004
                                                                        ------------       ------------
                 Total assets                                           $ 16,120,407         17,166,708
                                                                        ============       ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                             $  1,706,342          1,506,579
     Accrued expenses and other current liabilities                          206,815            459,499
                                                                        ------------       ------------
                 Total current liabilities                                 1,913,157          1,966,078
                                                                        ------------       ------------
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 1,000,000 shares;
        none issued                                                               --                 --
     Common stock, $.01 par value. Authorized 15,000,000 shares;
        8,586,769 shares issued                                               85,868             85,868
     Additional paid-in capital                                           31,664,680         31,664,680
     Accumulated other comprehensive loss                                    (58,182)           (58,182)
     Accumulated deficit                                                 (13,380,840)       (12,387,460)
     Treasury stock, 1,291,704 common shares                              (4,104,276)        (4,104,276)
                                                                        ------------       ------------
                 Total stockholders' equity                               14,207,250         15,200,630
Commitments and contingencies
                                                                        ------------       ------------
                 Total liabilities and stockholders' equity             $ 16,120,407       $ 17,166,708
                                                                        ============       ============

  (1) Amounts were derived from the audited consolidated balance sheet as of December 31, 2002. See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                             ----------------------------       ---------------------------
                                                 2003              2002           2003                2002
                                             -----------       ----------       ----------       ----------
Net sales                                    $ 2,752,731        3,259,920        8,059,376        9,524,076
Cost of goods sold                             2,347,384        2,905,056        5,877,443        6,886,658
                                             -----------       ----------       ----------       ----------
                 Gross profit                    405,347          354,864        2,181,933        2,637,418
Selling, general and administrative
     expenses                                  1,654,319        1,811,895        3,775,140        3,881,649
                                             -----------       ----------       ----------       ----------
                 Operating loss               (1,248,972)      (1,457,031)      (1,593,207)      (1,244,231)
Other income, net                                 62,538           66,635           75,764           87,207
Interest income, net                              10,229           21,970           22,145           40,255
                                             -----------       ----------       ----------       ----------
                 Loss before income tax
                    expense (benefit)         (1,176,205)      (1,368,426)      (1,495,298)      (1,116,769)
Income tax expense (benefit)                    (469,876)              --         (501,918)           2,984
                                             -----------       ----------       ----------       ----------
                 Net loss                    $  (706,329)      (1,368,426)        (993,380)      (1,119,753)
                                             ===========       ==========       ==========       ==========
Net loss per common share:

     Basic                                   $     (0.10)           (0.19)           (0.14)           (0.15)
     Diluted                                 $     (0.10)           (0.19)           (0.14)           (0.15)
                                             ===========       ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                              2003              2002
                                                                           -----------       ----------
Cash flows from operating activities:
     Net loss                                                              $  (993,380)      (1,119,753)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                        71,533           71,658
           Bad debt expense                                                    100,000          124,998
           Deferred income tax benefit                                        (571,048)              --
           Changes in operating assets and liabilities:
              Trade accounts receivable                                      1,110,139        1,492,855
              Inventories                                                     (730,770)         211,975
              Prepaid expenses and other assets                                (55,751)        (558,858)
              Trade accounts payable                                           199,763           75,559
              Accrued expenses and other current liabilities                  (252,684)        (118,770)
                                                                           -----------       ----------
                 Net cash provided by (used in) operating activities        (1,122,198)         179,664
                                                                           -----------       ----------
Cash flows from investing activities:

     Property and equipment additions                                          (29,372)         (39,665)
                                                                           -----------       ----------
                 Net increase (decrease) in cash and cash equivalents       (1,151,570)         139,999
Cash and cash equivalents at beginning of period                             4,721,614        3,330,602
                                                                           -----------       ----------
Cash and cash equivalents at end of period                                 $ 3,570,044        3,470,601
                                                                           ===========       ==========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)



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

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results to be expected for a full year.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      REVENUE AND RECEIVABLES

                  Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of June 30, 2003 and December 31, 2002, the Company's reserves for sales allowances were $780,800 and $1,163,000, respectively. Such amounts are recorded as reductions to trade accounts receivable.

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

                                        5                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)

         The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2003 and 2002:


                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                            --------------------------       ---------------------------
                                              2003             2002             2003             2002
                                            ---------       ----------       ----------       ----------
Net loss, as reported                       $(706,329)      (1,368,426)        (993,380)      (1,119,753)
Deduct total stock-based employee
     compensation expense determined
     under fair-value-based method for
     all rewards, net of tax                  (36,000)         (22,000)         (72,000)         (44,000)
                                            ---------       ----------       ----------       ----------
                 Pro forma net loss         $(742,329)      (1,390,426)      (1,065,380)      (1,163,753)
                                            =========       ==========       ==========       ==========
Diluted net loss per weighted average
  common share:

        As reported                         $   (0.10)           (0.19)           (0.14)           (0.15)
        Pro forma                           $   (0.10)           (0.19)           (0.15)           (0.16)
                                            =========       ==========       ==========       ==========

         (C)      COMPREHENSIVE LOSS

                  Comprehensive loss was equal to net loss for the three and six months ended June 30, 2003 and 2002.

(3)      INVENTORIES

         Inventories at June 30, 2003 and December 31, 2002 consist of the following:

                        2003           2002
                    ----------      ---------
Piece goods         $   86,570         68,900
Finished goods       2,487,390      1,774,290
                    ----------      ---------
                    $2,573,960      1,843,190
                    ==========      =========


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

                                        6                            (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)

         As of June 30, 2003, there were no borrowings and approximately $356,000 of commercial letters of credit outstanding under the credit facility. Available borrowings at June 30, 2003 were $3.7 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout the next twelve months. As of December 31, 2002, there were no borrowings outstanding and approximately $247,000 of commercial letters of credit outstanding under the credit facility.

(5)      NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share are based on the weighted average number of common shares outstanding, which was 7,295,065 for the three and six months ended June 30, 2003 and 2002. The effect of stock options outstanding during the three and six months ended June 30, 2003 and 2002 was not included in the computation of diluted loss per common share because the effect would have been antidilutive.

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

Receivables

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of June 30, 2003, the Company has allowances for bad debts of approximately $305,000 and reserves for sales allowances of approximately $780,800.

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

                                        8                            (Continued)

Valuations of Deferred Tax Assets

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes an assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. The Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $29.5 million which can be utilized over the next seventeen years. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will generate sufficient taxable income to recover $6.9 million of its deferred tax assets. The recovery of the remaining net deferred tax assets is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets of $4.9 million. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's consolidated balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

OVERVIEW

In order to reverse the trend of continuing losses, the Company undertook a number of initiatives over the past few years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. The Company returned to profitability in 2001 and 2002 primarily as a result of these initiatives and focusing on its core business. The Company operations are seasonal and year to date results are in line with historical trends and management expectations. While there can be no assurance, management believes that the Company will be profitable during the second half of 2003 and the full year.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and six months ended June 30, 2003 and 2002.

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  -----------------       -----------------
                                                   2003        2002        2003        2002
                                                  -----       -----       -----       -----
Net sales                                         100.0 %     100.0 %     100.0 %     100.0 %
                                                  -----       -----       -----       -----
Gross profit                                      14.7        10.9        27.1        27.7
Selling, general and administrative expenses      60.1        55.6        46.8        40.8
                                                  -----       -----       -----       -----
Operating loss                                    (45.4)      (44.7)      (19.7)      (13.1)
Other income, net                                  2.3         2.0         0.9         0.9
Interest income, net                               0.4         0.7         0.3         0.4
Income tax benefit                                17.0          --         6.2          --
                                                  -----       -----       -----       -----
Net loss                                          (25.7)%     (42.0)%     (12.3)%     (11.8)%
                                                  =====       =====       =====       =====

THREE MONTHS ENDED JUNE 30, 2003 (2003) COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002 (2002)

Net sales. Net sales decreased 15.6% from $3.3 million in 2002 to $2.8 million in 2003, primarily as a result of lower sales to department stores, which were impacted by a continued weak economy and poor retail sales.

Gross profit. Gross profit increased 14.2% from $355,000 in 2002 to $405,000 in 2003, primarily due to a higher percent of shipping to specialty stores. As a percentage of net sales, gross profit increased from 10.9% in 2002 to 14.7% in 2003, primarily as a result of improved pricing on selected items. Margins for the second quarter are lower than amounts achieved on an annual basis due to the impact of fixed, design and procurement costs during the Company's lowest sales volume quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 8.7% from $1.8 million in 2002 to $1.7 million in 2003. As a percentage of net sales of the Company, SG&A increased from 55.6% in 2002 to 60.1% in 2003 as a result of a lower sales base in 2003.

Other income, net. Other income, net, which consists of royalty and licensing income, was $66,600 and $62,500 in 2002 and 2003, respectively.

Interest income, net. Interest income, net decreased from $22,000 in 2002 to $10,200 in 2003, as a result of lower invested balances, and lower interest rates.

Income tax benefit. Income tax changed from expense of $0 in 2002 to a benefit of $469,876 in 2003. The Company expects the tax benefit to reverse in the third and fourth quarters from profitable operations. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $29.5 million, which can be used to offset future taxable income. The net operating loss carryforwards expire in varying amounts during 2018, 2019 and 2020.

Over the past several years, the Company has implemented a number of initiatives which have returned the Company to profitability. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will be able to recover $6.9 million of its net deferred tax assets.

Net loss. Net loss decreased from $1.4 million in 2002 to $706,000 in 2003, principally as a result of increased gross profit, lower operating expenses and the income tax benefit.

SIX MONTHS ENDED JUNE 30, 2003 (2003) COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002 (2002)

Net sales. Net sales decreased 15.4% from $9.5 million in 2002 to $8.1 million in 2003, primarily as a result of lower sales to department stores, which were impacted by a continued weak economy and poor department store retail sales.

Gross profit. Gross profit decreased 17.3% from $2.6 million in 2002 to $2.2 million in 2003 primarily as a result of the lower sales. As a percentage of net sales, gross profit decreased from 27.7% in 2002 to 27.1% in 2003, primarily as a result of certain fixed design and procurement costs on a lower sales base.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 2.7% from $3.9 million in 2002 to $3.8 million in 2003. As a percentage of net sales of the Company, SG&A increased from 40.8% in 2002 to 46.8% in 2003, due to a lower sales base in 2003.

Other income, net. Other income, net, which consists of royalty and licensing income, was $87,200 in 2002 and $75,800 in 2003.

Interest income, net. Interest income, net decreased from $40,300 in 2002 to $22,100 in 2003, principally as the result of lower invested balances and lower interest rates.

Income tax benefit. Income tax changed from expense of $2,984 in 2002 to a benefit of $501,918 in 2003. As of December 31, 2002, the Company had a net operating loss carryforwards of approximately $29.5 million, which can be used to offset future taxable income. The net operating loss carryforwards expire in varying amounts during 2018, 2019 and 2020.

Net loss. Net loss was $1.1 million in 2002 and $1.0 million in 2003.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort season. Merchandise from the Fall collection, the Company's largest selling season, and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in Resort, Spring/Summer and Early Fall collections average 5% to 50% lower than in other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2004. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. As of June 30, 2003, there were no borrowings and approximately $356,000 of commercial letters of credit outstanding under the credit facility. Available borrowings at June 30, 2003 were $3.7 million.

During the six months ended June 30, 2003, the Company had capital expenditures of approximately $29,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2003 are expected to be approximately $96,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of June 30, 2003 include approximately $300,000 for the remainder of 2003; $590,000 in 2004; $449,000 in 2005; $50,000 in 2006, and $37,000 in 2007.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company throughout 2003. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at June 30, 2003.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at June 30, 2003.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is party or to which the property of the Company is subject.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders held on May 8, 2003:

                                                                    FOR                WITHHELD
                                                             ------------------    ------------------
1.       Election of Directors:
          Michael H. Lerner                                        5,524,172                17,450
          S.E. Melvin Hecht                                        5,529,672                11,950
          Brett J. Meyer                                           5,530,572                11,050
          Robert Davidoff                                          5,535,072                 6,550
          Barry S. Rosenstein                                      5,540,572                 1,050
          G. Michael Dees                                          5,529,672                11,950
          Lawrence D. Glaubinger                                   5,535,072                 6,550
          David W. Zalaznick                                       5,529,672                11,950

2. Ratification of the appointment of KPMG LLP as the independent public accountants of the Company for the year ending December 31, 2003.

                              FOR               AGAINST          ABSTAIN
                        ---------------       ----------       ----------
                          5,540,622             1,000              --

3. In their discretion, the proxies are authorized to vote such other matters as may properly come before this annual meeting of shareholders.

                              FOR               AGAINST          ABSTAIN
                        ---------------       ----------       ----------
                           5,515,388            20,734            5,500

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- The following reports on Form 8K were filed during the quarter ended June 30, 2003:

Marisa Christina Incorporated News Release dated May 13, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003                                /s/   S. E. Melvin Hecht
                                                    ----------------------------
                                                    S. E. Melvin Hecht
                                                    Vice Chairman,
                                                    Chief Financial Officer
                                                    and Treasurer