Form 10-Q
period 2003-09-30
MARISA CHRISTINA INC
filed 2003-11-13
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number: 0-24176

                         Marisa Christina, Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 11-3216809
-------------------------------                     ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer Identification No.)
incorporation or organization)

8101 Tonnelle Avenue, North Bergen, New Jersey                 07047-4601
----------------------------------------------                 ----------
(Address of principal executive offices)                       (Zip Code)

                                 (201)-758-9800
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of the Company's Common Stock on November 12, 2003 were 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

     Consolidated Balance Sheets -- September 30, 2003 (Unaudited)
        and December 31, 2002 ............................................     2

     Consolidated Statements of Operations -- Three and Nine Months
        Ended September 30, 2003 and 2002 (Unaudited) ....................     3

     Consolidated Statements of Cash Flows -- Nine Months Ended
        September 30, 2003 and 2002 (Unaudited) ..........................     4

     Notes to Consolidated Financial Statements (Unaudited) ..............     5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................     8

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......    11

Item 4: Internal Controls and Procedures .................................    12

PART II. OTHER INFORMATION

Item 1: Legal Proceedings ................................................    13

Item 6: Exhibits and Reports on Form 8-K .................................    13

SIGNATURE ................................................................    14

Section 302 Certifications ...............................................    15

Section 906 Certifications ...............................................    17

PART I:    FINANCIAL INFORMATION
ITEM I:    CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         2003              2002 (1)
                                                                                         ----              --------
                                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $    431,290       $  4,721,614
  Trade accounts receivable, less allowance for doubtful
    accounts of $303,132 in 2003 and $348,860 in 2002                                   7,695,036          3,562,927
  Inventories                                                                           2,601,120          1,843,190
  Deferred taxes                                                                          703,000            739,000
  Prepaid expenses and other current assets                                               413,670            322,912
                                                                                     ------------       ------------
        Total current assets                                                           11,844,116         11,189,643
Property and equipment, net                                                               247,009            320,061
Noncurrent deferred taxes                                                               5,551,000          5,551,000
Other assets                                                                               63,245            106,004
                                                                                     ------------       ------------
        Total assets                                                                 $ 17,705,370       $ 17,166,708
                                                                                     ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under credit facility                                                   $    572,245       $         --
  Trade accounts payable                                                                1,567,440          1,506,579
  Accrued expenses and other current liabilities                                          273,424            459,499
                                                                                     ------------       ------------
        Total current liabilities                                                       2,413,109          1,966,078
                                                                                     ------------       ------------
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 1,000,000 shares;
     none issued                                                                               --                 --
  Common stock, $.01 par value. Authorized 15,000,000 shares;
     8,586,769 shares issued                                                               85,868             85,868
  Additional paid-in capital                                                           31,664,680         31,664,680
  Accumulated other comprehensive loss                                                    (58,182)           (58,182)
  Accumulated deficit                                                                 (12,295,829)       (12,387,460)
  Treasury stock, 1,291,704 common shares                                              (4,104,276)        (4,104,276)
                                                                                     ------------       ------------
        Total stockholders' equity                                                     15,292,261         15,200,630
                                                                                     ------------       ------------
        Total liabilities and stockholders' equity                                   $ 17,705,370       $ 17,166,708
                                                                                     ============       ============

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 2002.

See accompanying notes to consolidated financial statements

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ----------------------------      ----------------------------
                                                        2003             2002             2003             2002
                                                     -----------      -----------      -----------      -----------
Net sales                                            $10,347,061      $10,528,921      $18,406,437      $20,052,997
Cost of goods sold                                     6,422,548        6,117,320       12,299,991       13,003,978
                                                     -----------      -----------      -----------      -----------
      Gross profit                                     3,924,513        4,411,601        6,106,446        7,049,019
Selling, general and administrative
  expenses                                             2,285,869        2,548,336        6,061,009        6,429,985
                                                     -----------      -----------      -----------      -----------
      Operating earnings                               1,638,644        1,863,265           45,437          619,034
Other income, net                                         14,779           18,945           90,543          106,152
Interest income, net                                       1,333           18,115           23,478           58,370
                                                     -----------      -----------      -----------      -----------
      Earnings before income
        tax expense                                    1,654,756        1,900,325          159,458          783,556
Income tax expense                                       569,745           22,916           67,827           25,900
                                                     -----------      -----------      -----------      -----------
      Net earnings                                   $ 1,085,011      $ 1,877,409      $    91,631      $   757,656
                                                     ===========      ===========      ===========      ===========
Net earnings per weighted average common share:
    Basic                                            $      0.15      $      0.26      $      0.01      $      0.10
    Diluted                                          $      0.15      $      0.26      $      0.01      $      0.10
                                                     ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                           2003              2002
                                                                           ----              ----
Cash flows from operating activities:
  Net earnings                                                         $    91,631       $   757,656
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
      Depreciation and amortization                                        105,576           107,743
      Bad debt expense                                                     190,000           187,497
      Deferred income taxes                                                 36,000                --
      Changes in operating assets and liabilities:
        Trade accounts receivable                                       (4,322,109)       (5,141,780)
        Inventories                                                       (757,930)         (452,140)
        Prepaid expenses and other assets                                  (47,999)         (398,257)
        Trade accounts payable                                              60,861         1,485,243
        Accrued expenses and other current liabilities                    (186,179)          111,531
                                                                       -----------       -----------
          Net cash used in operating activities                         (4,830,149)       (3,342,507)
Cash flows used by investing activities -- property and equipment
  additions                                                                (32,420)          (53,239)
Cash flows provided by financing activities -- borrowings under
  credit facility, net                                                     572,245           356,167
                                                                       -----------       -----------
          Net decrease in cash and cash equivalents                     (4,290,324)       (3,039,579)
Cash and cash equivalents at beginning of period                         4,721,614         3,330,602
                                                                       -----------       -----------
Cash and cash equivalents at end of period                             $   431,290       $   291,023
                                                                       ===========       ===========
Supplemental information:
  Cash paid during the period for:
    Income taxes                                                       $    73,283       $    25,900
                                                                       ===========       ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

      The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. For further information, such as the significant accounting policies followed by the Company, refer to the notes on the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 2002.

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the operating results to be expected for a full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of September 30, 2003 and December 31, 2002, the Company's allowances for sales incentives, promotional activities and trade discounts were $1,510,700 and $1,163,000, respectively. Such amounts are recorded as reductions to trade accounts receivable.

      (B)   STOCK OPTION PLAN

            The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

            The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2003 and 2002:

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                             -----------------------------       -----------------------------
                                                                2003              2002              2003              2002
                                                             -----------       -----------       -----------       -----------
Net earnings, as reported ................................   $ 1,085,011       $ 1,877,409       $    91,631       $   757,656
Deduct total stock-based employee compensation expense
  determined under fair-value-based method for all
  rewards, net of tax ....................................       (36,000)          (50,000)         (108,000)          (94,000)
                                                             -----------       -----------       -----------       -----------
        Pro forma net earnings
          (loss) .........................................   $ 1,049,011       $ 1,827,409       $   (16,369)      $   663,656
                                                             ===========       ===========       ===========       ===========
Diluted net earnings per weighted average common share:
    As reported ..........................................   $      0.15       $      0.26       $      0.01       $      0.10
    Pro forma ............................................   $      0.14       $      0.25       $      0.00       $      0.09
                                                             -----------       -----------       -----------       -----------

      (C)   COMPREHENSIVE INCOME

            Comprehensive income was equal to net earnings for the three and nine months ended September 30, 2003 and 2002, respectively.

(3)   INVENTORIES

      Inventories at September 30, 2003 and December 31, 2002 consist of the following:

                       2003            2002
                    ----------      ----------
Piece goods         $   78,865      $   68,900
Finished goods       2,522,255       1,774,290
                    ----------      ----------
                    $2,601,120      $1,843,190
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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)


      As of September 30, 2003, there were borrowings of approximately $572,000 and commercial letters of credit of approximately $209,000 outstanding under the credit facility. Additional available borrowings at September 30, 2003 were $8.6 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2003. As of December 31, 2002, there were no borrowings outstanding and approximately $247,000 of commercial letters of credit outstanding under the credit facility.

(5)   NET EARNINGS PER WEIGHTED AVERAGE COMMON SHARE

      Basic and diluted net earnings per common share are based on the weighted average number of common shares outstanding, which was 7,295,065 for the three and nine months ended September 30, 2003 and 2002. Diluted net earnings per common share are based on the weighted average number of common shares outstanding and the dilutive effect of outstanding stock options calculated using the treasury method. For the three and nine months ended September 30, 2003 and 2002, the diluted weighted average shares were calculated as follows:

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                           -------------                  -------------
                                        2003           2002           2003           2002
                                        ----           ----           ----           ----
Basic weighted average shares
  outstanding                         7,295,065      7,295,065      7,295,065      7,295,065
Dilutive effect of stock options
  outstanding                             8,580             --          2,860             --
                                      ---------      ---------      ---------      ---------
      Dilutive weighted average       7,303,645      7,295,065      7,297,925      7,295,065
                                      =========      =========      =========      =========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Marisa Christina's consolidated financial statements and the notes thereto included in this Form 10-Q for the three and nine months ended September 30, 2003.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's most critical accounting policies pertain to estimates related to allowances for uncollectible receivables, customer sales allowances, valuation of inventories and valuation of deferred tax assets.

RECEIVABLES

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of September 30, 2003, the Company had allowances for doubtful accounts of approximately $305,000 and allowances for sales incentives, promotional activities and trade discounts of approximately $1,510,700.

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

The Company returned to profitability in 2001 and 2002, primarily as a result of these initiatives and focusing on its core business. While there can be no assurance, management believes that the Company is better positioned for profitability in the future.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and nine months ended September 30, 2003 and 2002.

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                       -------------                -------------
                                                     2003          2002          2003          2002
                                                     ----          ----          ----          ----
Net sales                                           100.0%        100.0%        100.0%        100.0%
                                                    -----         -----         -----         -----
Gross profit                                         37.9          41.9          33.2          35.2
Selling, general and administrative expenses         22.1          24.2          32.9          32.1
                                                    -----         -----         -----         -----
Operating earnings                                   15.8          17.7           0.3           3.1
Other income, net                                     0.1           0.2           0.5           0.5
Interest income, net                                   --           0.1           0.1           0.3
Income tax expense                                    5.5           0.2           0.4           0.1
                                                    -----         -----         -----         -----
Net earnings                                         10.4%         17.8%          0.5%          3.8%
                                                    =====         =====         =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 2003 (2003) COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002 (2002)

Net sales. Net sales decreased 1.7% from $10.5 million in 2002 to $10.3 million in 2003, primarily as a result of flat or slightly lower sales to existing customers.

Gross profit. Gross profit decreased 11.0% from $4.4 million in 2002 to $3.9 million in 2003 and as a percentage of net sales, gross profit decreased from 41.9% in 2002 to 37.9% in 2003. This is primarily as a result of higher markdowns and discounts.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 10.3% from $2.5 million in 2002 to $2.3 million in 2003, primarily as a result of cost reduction initiatives. As a percentage of net sales, SG&A decreased from 24.2% in 2002 to 22.1% in 2003.

Other income, net. Other income, net, which consists of royalty and licensing income, was $18.9 thousand and $14.8 thousand in 2002 and 2003, respectively.

Interest income, net. Interest income, net declined from $18.1 thousand in 2002 to $1.3 thousand in 2003, as a result of lower invested balances and lower interest rates.

Income tax expense. Income tax expense in 2003 relates principally to recovery of deferred tax assets through the use of the Company's net operating loss carryforwards. The Company does not have current federal tax expense due to its net operating loss carryforwards, which were approximately $29.5 million at December 31, 2002 and will be used to offset future taxable income through 2020. As of September 30, 2003, the aggregate deferred tax assets are recorded net of a valuation allowance of $4.9 million.

Net earnings. Net earnings decreased 42.2% from $1.9 million in 2002 to $1.1 million in 2003 due to factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2003 (2003) COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002 (2002)

Net sales. Net sales decreased 8.2% from $20.1 million in 2002 to $18.4 million in 2003, primarily as a result of flat or slightly lower sales to existing customers.

Gross profit. Gross profit decreased 13.4% from $7.0 million in 2002 to $6.1 million in 2003 and as a percentage of net sales, gross profit decreased from 35.2% in 2002 to 33.2% in 2003. This is primarily as a result of higher markdowns and discounts.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 5.7% from $6.4 million in 2002 to $6.1 million in 2003, primarily as a result of lower sales and a cost reduction initiative. As a percentage of net sales, SG&A increased from 32.1% in 2002 to 32.9% in 2003, due to lower sales volume.

Other income, net. Other income, net, which consists of royalty and licensing income, was $106.2 thousand in 2002 and $90.5 thousand in 2003.

Interest income, net. Interest income, net decreased from $58.4 thousand in 2002 to $23.5 thousand in 2003, principally as the result of lower invested balances and lower interest rates.

Income tax expense. Income tax expense in 2003 relates to recovery of deferred tax assets through use of the Company's net operating loss carryforwards. The Company does not have current federal tax expense due to its net operating loss carryforwards, which were approximately $29.5 million, at December 31, 2002 and will be used to offset future taxable income through 2020.

Net income. Net income decreased 87.9% from $757.7 thousand in 2002 to $91.6 thousand in 2003 due to factors discussed above.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company's largest selling season, and Holiday, the Company's next largest selling season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in Resort, Spring/Summer and Early Fall collections average 5% to 50% lower than in other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2004 and is cancelable by either party within 90 days written notice. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. As of September 30, 2003, there were borrowings of approximately $572,000 and $209,000 of commercial letters of credit outstanding under the credit facility. Additional available borrowings at September 30, 2003 were $8.6 million.

The third quarter, the months of August and September in particular, is the strongest sales period of the year. As a result, the Company's receivables are at their highest point at September 30, 2003. Amounts outstanding will be collected during the fourth quarter resulting in positive cash flows from operations during the period.

During the nine months ended September 30, 2003, the Company had capital expenditures of approximately $32,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2003 are expected to be approximately $93,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of September 30, 2003 include approximately $150,000 for the remainder of 2003; $590,000 in 2004; $449,000 in 2005; $50,000 in 2006, and $37,000 in 2007.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is related to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company throughout 2003. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of September 30, 2003, the Company's borrowings under its credit facility were approximately $572 thousand and was subject to variable interest rates based on prime. A 100 basis-point change in such rates during the quarter ended September 30, 2003 and for the nine months ended September 30, 2003 would not have had a material impact of net earnings.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at September 30, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- The following reports on Form 8K were filed during the quarter ended September 30, 2003:

Marisa Christina Incorporated News Release dated August 8, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 12, 2003                   /s/ S. E. Melvin Hecht
                                          -------------------------------------
                                          S. E. Melvin Hecht
                                          Vice Chairman,
                                          Chief Financial Officer and Treasurer