Form 10-K
period 2003-12-31
MARISA CHRISTINA INC
filed 2004-03-23
CIK 923149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

The aggregate market value of the registrant's common stock as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter (based upon the closing sale price of Marisa Christina's common stock as reported by NASDAQ National Market on that date), excluding outstanding shares beneficially owned by executive officers and directors of Marisa Christina, was approximately $5.8 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                Class                      Outstanding at March 15, 2003
---------------------------------------    -----------------------------
Common stock, par value $0.01 per share           7,295,065 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Marisa Christina, Incorporated (the "Company" or "Marisa") designs, manufactures, sources, and markets a broad line of high quality clothing for women primarily under the Marisa Christina(((TM))) label. The Company operates in one business segment.

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

Principal Product Lines

The Company is best known for its high quality sweaters characterized by modern styling, unique details, exciting yarns and textures, and special occasion designs. Marisa Christina's product line has evolved into a true sportswear offerings that also includes a selection of other styles encompassing knitted and casual garments and complementary pieces such as skirts, slacks and jackets, which are also produced in petite and large sizes. Suggested retail prices for Marisa Christina products generally range from $80.00 to $140.00 for a sweater, $40.00 to $60.00 for a specialty T-shirt and $50.00 to $100.00 for a woven skirt or pants.

Marisa offers four "lines" per year. These are marketed under three primary labels: Marisa Christina, Christina Rotelli and Claire Murray. Each of the three offerings cover various seasons, i.e., fall, holiday, resort and spring. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each season consists of approximately 160 styles organized into approximately fifteen to eighteen groupings. In addition, the Company offers private label and exclusive merchandise under various labels. Exclusive and private label merchandise is an important factor in Marisa Christina's overall offerings.

In each selling season, the Company also offers a selection of complementary blouses, skirts, pants, and jackets, which, when combined with sweaters, creates complete outfits. The Company estimates that approximately 90% of Marisa Christina customers order complementary pieces, and it is Marisa Christina's policy to ship these orders as a group so that it can create a single, unified display of merchandise. In addition, certain designs and colors are designated as exclusive merchandise for customers seeking to differentiate themselves from other retailers by creating brand identity and signature looks.

Design, Production, and Raw Materials

The Company has a staff of five designers and merchandisers located in New York City and seven merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for certain labels and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers and freelancers with expertise in the new product area. Designers are selected based upon their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology. The Company believes that its ability to create fresh and original designs while maintaining the "look" of each of its labels is critical for success.

The design staff constantly monitors emerging trends in fashions and popular culture and may travel to Europe during the year in order to stay abreast of new designs and trends. The Company also subscribes to design services that summarize fashion trends worldwide. The design process generally requires ten to twelve weeks from the initial concept stage to completion of sample garments for a seasonal offering. The process begins with concept boards, developed by the Company's design staff, showing style and color ideas. After review by senior executives and sales staff, certain concept boards are selected for further development. From these selections, new boards are created showing detailed designs for garments and, after further review, drawings are selected to be produced as prototype samples. The Company's merchandisers in Hong Kong, as well as agents throughout Europe and Asia, work with manufacturers in executing and correcting all prototype samples. Prototype samples are reviewed by the design staff, as well as senior executives and sales staff, before final showroom samples are created, which generally requires six to eight weeks.

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

Sales and Marketing

Marisa Christina has a direct sales force of seven full-time salespersons located in its New York showroom who are compensated on a salaried basis. The direct sales force is responsible for Marisa Christina's large department store and specialty store chain accounts. Marisa Christina also utilizes independent sales representatives who market Marisa Christina products to independent specialty stores and boutiques and are compensated on a commission basis. In many cases, these representatives also market products of other non-competing apparel companies that have been approved by the Company. In addition, Marisa Christina has arrangements with independent distributors in Canada that sell to various accounts outside the United States on a royalty basis and a licensing arrangement in Japan.

Distribution

The Company uses a centralized distribution system, under which all merchandise is received, processed, and distributed through the Company's distribution facility located in North Bergen, New Jersey. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company sizing specifications. The merchandise is then packed for delivery and shipped to its customers, principally by common carrier.

Trademarks

The Company owns all rights, title, and interest in Marisa Christina and its other trademarks. Marisa Christina's trademarks are registered in the U.S. Patent and Trademark Office and also in many foreign countries.

The Company diligently and vigorously protects its original designs against infringement.

Seasonality

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company's largest selling season and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, are shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in the other selling seasons. In 2003, net sales of the Company's products were $5.3 million in the first quarter, $2.8 million in the second quarter, $10.3 million in the third quarter and $5.0 million in the fourth quarter.

Customers

The Company's products are currently sold in approximately 3,000 individual stores by over 1,450 retailers. Approximately 54% of the Company's 2003 net sales consisted of sales to specialty stores and specialty store chains, including Talbots and Coldwater Creek, and 37% consisted of sales to department stores, including Saks Incorporated, Dillards and Nordstrom. The balance was sold to catalog merchandisers, off-price retailers and others. In 2003, Talbots, Dillards, Saks Incorporated and Coldwater Creek accounted for approximately 13%, 11%, 10% and 7%, respectively, of the Company's net sales and were the only customers that individually accounted for more than 5% of the Company's net sales.

Backlog Orders

At January 31, 2004, the Company had unfilled customer orders of approximately $10.2 million compared with $9.8 million at January 31, 2003. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping of orders to the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections, and returns of orders do not materially reduce the amount of sales realized from its backlog.

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

Employees

As of December 31, 2003, the Company employed approximately 61 people, including three executives, nine persons in sales, retail, marketing, and advertising, 12 persons in design and merchandising, 20 persons in administration, nine persons in quality control and finishing and eight persons in production. All employees are nonunion and management believes its relations with all employees are good.

AVAILABLE INFORMATION

The Company is currently redesigning its website but, interested persons may obtain copies of filings the Company has made with the Securities and Exchange Commission (SEC) through the SEC website www.sec.gov. Investors and other parties with questions, including requests for the Company's filings with the SEC (available without charge) should direct requests in writing to S.E. Melvin Hecht, Chief Financial Officer, Marisa Christina, Inc., 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601 or mhecht@marisachristina.com.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601. As of December 31, 2003, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

                                                              APPROXIMATE
        LOCATION                       FUNCTION              SQUARE FOOTAGE
------------------------     ---------------------------     --------------
North Bergen, New Jersey     Executive offices                   8,000
New York, New York           Showroom and design offices        13,600
Hong Kong                    Production and quality
                             control offices                     2,300

Marisa Christina has outsourced its receiving, warehousing and shipping functions to a third party adjacent to its North Bergen facility. Under the outsourcing agreement, the Company pays a fixed handling charge per unit with no minimum.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol (MRSA). The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 2003. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

              2003
         -------------
QUARTER   HIGH    LOW
-------  ------   ----
First    $ 1.71   1.00
Second     1.78   1.17
Third      1.76   1.26
Fourth     2.49   1.00

              2002
         -------------
QUARTER   HIGH    LOW
-------  ------   ----
First    $ 2.50   0.65
Second     2.65   1.08
Third      1.62   0.85
Fourth     1.55   0.90

HOLDERS OF COMMON STOCK

The number of shareholders of record of the Company's Common Stock as of March 10, 2004, was 49. The Company believes there are approximately 543 beneficial holders of the Company's Common Stock.

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

                                                           YEARS ENDED DECEMBER 31
                                          --------------------------------------------------------
                                            2003        2002        2001        2000        1999
                                          --------    --------    --------    --------    --------
Net sales (1, 2)                          $ 23,393      26,975      34,126      57,985      62,508
Gross profit                                 7,125       9,243      10,817      12,194      15,788
Selling, general, and
      administrative expenses                7,952       8,451      10,422      16,703      20,036
Outlet store closing costs                      --          --          --       1,005          --
Operating income (loss)                       (826)        792         395      (5,515)     (4,248)
Income (loss) before income
      tax expense (benefit)                   (641)      1,045         629     (13,725)     (3,128)
Income tax expense (benefit)                  (210)     (6,249)        (17)        437       5,151
Net income (loss)                             (431)      7,294         646     (14,162)     (8,279)
Basic and diluted net income (loss) per
      weighted average common share
      amounts                                (0.06)       1.00        0.09       (1.82)      (1.07)
Basic and diluted weighted average
      common shares outstanding              7,295       7,295       7,298       7,761       7,766

                                         DECEMBER 31
                       -----------------------------------------------
                         2003      2002      2001      2000      1999
                       -------   -------   -------   -------   -------
Working capital        $ 8,725     9,224     7,373     6,556    13,235
Total assets            16,476    17,167     9,199    10,355    30,532
Stockholders' equity    14,768    15,201     7,907     7,268    21,884

(1) Net sales for the year ended December 31, 1999 include net sales of $8.0 million from the Company's Adrienne Vittadini Division, which the Company sold in September 1999.

(2) Net sales for the years ended December 31, 2000 and 1999 include net sales of $18.7 million and $20.0 million, respectively, from the Company's Flapdoodles division, which the Company sold in December 2000.

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

OVERVIEW

Over the past three years, the Company has undertaken a number of initiatives to focus resources, improve profitability and return the Company to its core business and history of success. During that period, net sales have decreased by $11 million primarily as the result of closing two unprofitable divisions, which had combined net sales of $7 million for the year ended December 31, 2001, and due to a general downturn in the economy. These initiatives had returned the Company to profitable operations in 2001 and 2002, but softer demand for the Company's product in 2003 led to an operating loss. The softer economy has hurt margins during this period as customers required greater discounts and markdowns to move the product at the retail level. The Company has reduced selling, general and administrative expenses by $2.5 million over the last three years, primarily related to the closing of two unprofitable divisions, but also to reducing operating costs commensurate with the size of the business.

Over most of the past three years, the Company's focus has been to eliminate unprofitable lines and reduce operating costs. During 2003, the senior management sharpened its focus on rebuilding the volume of the core business. In this regard, the sales function was restructured by hiring a new group of highly experienced people and realigning the sales function by dividing it into the Company's three main distribution segments (i.e., department stores, specialty stores and private label customers). The Company's new sales leadership is establishing tools to analyze profitability by customer for each of its selling locations in order to provide merchandise mixes for each retail location based on their consumer profile. Management believes that these initiatives together with a stronger economy will enable the Company to return to profitable operations in 2004.

While the Company's plans for the future are not dependent on one single strategy, the possible failure of a large number of our new initiatives could have an adverse impact on profitability. In addition, the Company's results are heavily dependent upon demand for its Fall and Holiday product lines. In 2003, sales of Fall and Holiday product represented 59% of the Company's net sales. Should the Company's customers not react positively to styles offered by the Company for the 2004 Fall and Holiday seasons or should the economy not improve, the Company may not be able to return to profitable operations in 2004.

Furthermore, management believes the Company's balance sheet is strong. Cash at December 31, 2003 was over $4.8 million and total liabilities were $1.7 million. At December 31, 2003, the Company had no outstanding long-term debt and available borrowings of $3.9 million under a line of credit arrangement. During 2003, the Company had borrowings outstanding under the line of credit for approximately 24 days and, at its peak, borrowings were under $1 million. In addition, the Company has a Federal tax loss carryforward of approximately $29.8 million, which can be utilized in various amounts through 2023. This should meaningfully limit the amount of cash taxes the Company will owe on its taxable earnings, significantly enhancing future cash flows.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's most critical accounting policies relate to estimates related to allowances for uncollectible receivables, customer sales allowances, valuation of inventories and valuation allowances for deferred tax assets.

Receivables

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of December 31, 2003, the Company has allowances for bad debts of approximately $296.0 thousand and allowances for sales incentives, promotional activities and trade discounts of approximately $1.3 million.

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

Valuation of Deferred Tax Assets

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes a regular assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to net realizable value. At December 31, 2003, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $29.8 million which expires in various amounts over the next twenty years. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will generate sufficient taxable income to recover $6.5 million of its deferred tax assets. The recovery of the remaining net deferred tax assets is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets of $4.9 million. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's consolidated balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

RESULTS OF OPERATIONS

The following table sets forth the Company's operating results for the years ended December 31, 2003, 2002, and 2001.

                                                        PERCENTAGE                PERCENTAGE                 PERCENTAGE
                                                          OF NET                    OF NET                     OF NET
                                             2003         SALES         2002        SALES         2001         SALES
                                         ------------   ----------  ------------  ----------  ------------   ----------
Net sales                                $ 23,393,152     100.0%    $ 26,975,402    100.0%    $ 34,125,556     100.0%
                                         ------------     -----     ------------    -----     ------------     -----
Gross profit                                7,125,323      30.5        9,242,637     34.3       10,816,962      31.7
Selling, general, and
       administrative expenses              7,951,734      34.0        8,450,776     31.3       10,422,146      30.5
                                         ------------     -----     ------------    -----     ------------     -----
               Operating income (loss)       (826,411)     (3.5)         791,861      2.9          394,816       1.2
Interest income (expense), net                 21,490       0.1           63,570      0.2          (28,603)       --
Other income, net                             163,850       0.7          189,953      0.7          262,991       0.8
Income tax benefit                           (209,703)     (0.9)      (6,248,900)   (23.2)         (17,162)       --
                                         ------------     -----     ------------    -----     ------------     -----
               Net income (loss)         $   (431,368)     (1.8)%   $  7,294,284     27.0%    $    646,366       2.0%
                                         ============     =====     ============    =====     ============     =====

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

Net sales. Net sales decreased 13.3%, from $27.0 million in 2002 to $23.4 million in 2003, primarily as a result of flat or slightly lower sales to existing customers and partially due to the closing of a division. Three customers accounted for 34% of the Company's net sales in 2003 and two customers accounted for 29% of the Company's net sales in 2002.

Gross profit. Gross profit decreased 22.8%, from $9.2 million in 2002 to $7.1 million in 2003. As a percentage of net sales, gross profit deceased from 34.3% in 2002 to 30.5% in 2003, primarily as a result of higher markdowns and discounts.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 5.9%, from $8.5 million in 2002 to $8.0 million in 2003, primarily as a result of continuous cost reduction initiatives and closing of a division. As a percentage of net sales, SG&A increased from 31.3% in 2002 to 34.0% in 2003.

Interest income, net. Interest income, net changed from $63.6 thousand of income in 2002 to $21.5 thousand of income in 2003, primarily as the result of lower average invested cash balances and lower interest rates.

Other income, net. Other income, net, which consists primarily of royalty and licensing income, decreased 13.7% from $190.0 thousand in 2002 to $163.9 thousand in 2003 due to lower licensee sales.

Income tax benefit. Income tax benefit was $209.7 thousand in 2003. Income tax benefit in 2003 relates principally to additional deferred tax assets created by the Company's 2003 net operating loss offset by current state income taxes. The Company does not have current federal tax expense due to its net operating loss carrryforwards, which were approximately $29.8 million at December 31, 2003 and will be used to offset future taxable income through 2023. Over the past several years, the Company has implemented a number of initiatives which have returned the Company to profitability. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will be able to recover $6.6 million of its net deferred tax assets and has reduced its valuation allowance to $4.9 million at December 31, 2003.

Net income (loss). Net income was $7.3 million in 2002 compared to net loss of $431.4 thousand in 2003 due to factors discussed above.

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

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 20.0%, from $10.4 million in 2001 to $8.5 million in 2002, primarily as a result of reduced fixed overhead and discontinuance of an unprofitable label. As a percentage of net sales, SG&A increased from 30.5% in 2001 to 31.3% in 2002.

Interest income (expense), net. Interest income (expense), net changed from $28.6 thousand of expense in 2001 to $63.6 thousand of income in 2002, primarily as the result of higher average invested cash balances and lower interest rates on amounts borrowed.

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

Net income. Net income was $646.4 thousand in 2001 compared to net income of $7.3 million in 2002 as a result of the aforementioned items. Excluding the impact of the reduction in its deferred tax asset valuation allowance, the Company's net income for 2002 would have been $1.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans, and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily trade accounts receivable and inventories, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2004. Management expects to enter into a new credit facility in 2004. There were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility at December 31, 2003. Available borrowings at December 31, 2003 were $3.9 million. The Company expects to have sufficient financing and funds generated by operations, if any, to meet its working capital needs throughout 2004.

During 2003, the Company had capital expenditures of approximately $56 thousand, primarily to upgrade computer systems. Capital expenditures for 2004 are expected to be $120 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's line of credit facility.

The following table summarizes the Company's contractual cash obligations as of December 31, 2003:

                                          CONTRACTUAL OBLIGATIONS
                          -------------------------------------------------------
                           LESS THAN     1 - 3      3 - 5    MORE THAN
                            1 YEAR       YEARS      YEARS     5 YEARS     TOTAL
                          -----------  ---------  ---------  ---------  ---------
Long-term debt            $        --         --         --         --         --
Operating leases (A)          520,000  1,075,000  1,074,000  2,738,000  5,407,000
Purchase obligations for
       inventory (B)        2,000,000         --         --         --  2,000,000
                          -----------  ---------  ---------  ---------  ---------
                          $ 2,520,000  1,075,000  1,074,000  2,738,000  7,407,000
                          ===========  =========  =========  =========  =========

(A)  See note 8 to the consolidated financial statements.

(B) The Company generally does not make unconditional, noncancelable purchase commitments for goods and services other than inventory. The Company enters into other purchase orders in the normal course of business, but they do not exceed one-year terms. Other purchase

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not enter into any off-balance sheet arrangements during 2003 or 2002, nor did The Company have any off-balance sheet arrangements outstanding at December 31, 2003 or 2002.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense was not and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of December 31, 2003, there were no borrowings under its credit facility and there was no interest expense in 2003.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at December 31, 2003.

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
Independent Auditors' Report                                                     14

Consolidated Financial Statements:

      Consolidated Balance Sheets -- December 31, 2003 and 2002                  15

      Consolidated Statements of Operations and Comprehensive Income (Loss)
           -- Years ended December 31, 2003, 2002, and 2001                      16

      Consolidated Statements of Stockholders' Equity --
           Years ended December 31, 2003, 2002, and 2001                         17

      Consolidated Statements of Cash Flows --
           Years ended December 31, 2003, 2002 and 2001                          18

Notes to Consolidated Financial Statements                                       19

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland
February 26, 2004

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                                                              2003            2002
                                                                          ------------    ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                           $  4,845,410       4,721,614
      Trade accounts receivable, less allowance for doubtful accounts
          of $296,043 in 2003 and $348,860 in 2002                           1,678,686       3,562,927
      Inventories                                                            2,600,595       1,843,190
      Deferred taxes                                                           800,000         739,000
      Prepaid expenses and other current assets                                508,537         322,912
                                                                          ------------    ------------
                      Total current assets                                  10,433,228      11,189,643
Property and equipment, net                                                    235,547         320,061
Noncurrent deferred taxes                                                    5,752,240       5,551,000
Other assets                                                                    55,133         106,004
                                                                          ------------    ------------
                      Total assets                                        $ 16,476,148      17,166,708
                                                                          ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                              $  1,503,118       1,506,579
      Accrued expenses and other current liabilities                           205,307         459,499
                                                                          ------------    ------------
                      Total current liabilities                              1,708,425       1,966,078
                                                                          ------------    ------------
Stockholders' equity:
      Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
          none issued                                                               --              --
      Common stock, $0.01 par value. Authorized 15,000,000 shares;
          issued 8,586,769 shares in 2003 and 2002                              85,868          85,868
      Additional paid-in capital                                            31,664,680      31,664,680
      Accumulated other comprehensive loss                                     (59,721)        (58,182)
      Accumulated deficit                                                  (12,818,828)    (12,387,460)
      Treasury stock, 1,291,704 common shares in 2003 and
          2002, at cost                                                     (4,104,276)     (4,104,276)
                                                                          ------------    ------------
                      Total stockholders' equity                            14,767,723      15,200,630
Commitments and contingencies (notes 5, 8, and 13)
                                                                          ------------    ------------
                      Total liabilities and stockholders' equity          $ 16,476,148      17,166,708
                                                                          ============    ============

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
     Consolidated Statements of Operations and Comprehensive Income (Loss)
                 Years ended December 31, 2003, 2002, and 2001

                                                    2003            2002            2001
                                                ------------    ------------    ------------
Net sales                                       $ 23,393,152      26,975,402      34,125,556
Cost of goods sold                                16,267,829      17,732,765      23,308,594
                                                ------------    ------------    ------------
       Gross profit                                7,125,323       9,242,637      10,816,962
Selling, general, and administrative expenses      7,951,734       8,450,776      10,422,146
                                                ------------    ------------    ------------
       Operating income (loss)                      (826,411)        791,861         394,816
Interest income (expense), net                        21,490          63,570         (28,603)
Other income, net                                    163,850         189,953         262,991
                                                ------------    ------------    ------------
       Income (loss) before income tax
          benefit                                   (641,071)      1,045,384         629,204
Income tax benefit                                  (209,703)     (6,248,900)        (17,162)
                                                ------------    ------------    ------------
       Net income (loss)                            (431,368)      7,294,284         646,366
Other comprehensive loss, net of tax -
   foreign currency translation adjustment            (1,539)           (258)         (1,324)
                                                ------------    ------------    ------------
       Comprehensive income (loss)              $   (432,907)      7,294,026         645,042
                                                ============    ============    ============
Basic and diluted net income (loss) per
   weighted average common share                $      (0.06)           1.00            0.09
                                                ============    ============    ============

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2003, 2002, and 2001

                                                                      ACCUMULATED      RETAINED
                                    COMMON STOCK        ADDITIONAL       OTHER         EARNINGS
                              ------------------------    PAID-IN    COMPREHENSIVE   (ACCUMULATED    TREASURY
                                SHARES        AMOUNT      CAPITAL        LOSS          DEFICIT)        STOCK         TOTAL
                              -----------  -----------  -----------  -------------   ----- ------   -----------   -----------
Balance at December 31, 2000    8,586,769  $    85,868   31,664,680        (56,600)   (20,328,110)   (4,097,992)    7,267,846
Net income                             --           --           --             --        646,366            --       646,366
Other comprehensive loss               --           --           --         (1,324)            --            --        (1,324)
Purchase of treasury stock,
      at cost                          --           --           --             --             --        (6,284)       (6,284)
                              -----------  -----------  -----------  -------------   ------------   -----------   -----------
Balance at December 31, 2001    8,586,769       85,868   31,664,680        (57,924)   (19,681,744)   (4,104,276)    7,906,604
Net income                             --           --           --             --      7,294,284            --     7,294,284
Other comprehensive loss               --           --           --           (258)            --            --          (258)
                              -----------  -----------  -----------  -------------   ------------   -----------   -----------
Balance at December 31, 2002    8,586,769       85,868   31,664,680        (58,182)   (12,387,460)   (4,104,276)   15,200,630
Net loss                               --           --           --             --       (431,368)           --      (431,368)
Other comprehensive loss               --           --           --         (1,539)            --            --        (1,539)
                              -----------  -----------  -----------  -------------   ------------   -----------   -----------
Balance at December 31, 2003    8,586,769  $    85,868   31,664,680        (59,721)   (12,818,828)   (4,104,276)   14,767,723
                              ===========  ===========  ===========  =============   ============   ===========   ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002, and 2001

                                                                 2003         2002         2001
                                                             -----------   ----------   ----------
Cash flows from operating activities:
      Net income (loss)                                      $  (431,368)   7,294,284      646,366
      Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
              Depreciation and amortization                      141,028      149,213      222,287
              Deferred income tax benefit                       (262,240)  (6,290,000)          --
              Bad debt expense                                   280,000      159,321      295,034
              Changes in assets and liabilities:
                  Trade accounts receivable                    1,604,241     (561,975)     178,062
                  Inventories                                   (757,405)    (100,355)     729,090
                  Prepaid expenses and other assets             (134,754)     131,437       59,124
                  Trade accounts payable                          (3,461)     673,142   (1,749,482)
                  Accrued expenses and other
                      current liabilities                       (255,810)         945      (46,674)
                                                             -----------   ----------   ----------
                      Net cash provided by operating
                           activities                            180,231    1,456,012      333,807
                                                             -----------   ----------   ----------
Cash flows from investing activities:
      Acquisitions of property and equipment                     (56,435)     (65,000)    (336,973)
      Proceeds from sale of trademark                                 --           --      100,000
                                                             -----------   ----------   ----------
                      Net cash used in investing activities      (56,435)     (65,000)    (236,973)
                                                             -----------   ----------   ----------
Cash flows used in acquisition of treasury stock                      --           --       (6,284)
                                                             -----------   ----------   ----------
                      Net increase in cash and cash
                           equivalents                           123,796    1,391,012       90,550
Cash and cash equivalents at beginning of year                 4,721,614    3,330,602    3,240,052
                                                             -----------   ----------   ----------
Cash and cash equivalents at end of year                     $ 4,845,410    4,721,614    3,330,602
                                                             ===========   ==========   ==========
Cash paid during the year for:
      Income taxes                                           $    45,400       41,100        6,200
                                                             ===========   ==========   ==========
      Interest                                               $     4,600           --       93,755
                                                             ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

          Marisa Christina, Incorporated and subsidiaries (the Company) designs, manufactures, sources and markets a broad line of high quality "better" clothing for women under the Marisa Christina(((TM))) label and other labels.

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

     (d)  REVENUE AND RECEIVABLES

          Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of December 31, 2003 and 2002, the Company's allowances for sales incentives, promotional activities and trade discounts were approximately $1,328,000 and $1,163,000, respectively. Such amounts are recorded as reductions to accounts receivable.

     (e)  INVENTORIES

          Inventories are stated at the lower of cost, by the first-in, first-out method, or market.

     (f)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the respective assets (which range from five years to seven years) or, where applicable, the term of the lease, if shorter. Additions to property and equipment, as well as major renewals and betterments, are capitalized. The costs of maintenance and repairs are charged to operations as incurred. Total depreciation for the years ended December 31, 2003, 2002 and 2001 was approximately $141,000, $149,000 and $222,000, respectively, which was recorded in selling, general, and administrative expense each year.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

     (g)  LONG-LIVED ASSETS

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

     (i)  ADVERTISING

          The Company expenses advertising as incurred. Advertising expense was $298,000 in 2003, $164,000 in 2002 and $209,500 in 2001.

     (j)  SHIPPING AND HANDLING EXPENSE

          Shipping and handling costs are included as a component of selling, general and administrative expenses.

     (k)  NET INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE

          Basic and diluted net income (loss) per weighted average common share is based on the weighted average number of common shares outstanding, which were 7,295,065 for 2003 and 2002 and 7,298,043 for 2001. The effect of stock options outstanding were not included in the computation of diluted net income (loss) per share because the effect would have been antidilutive.

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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

     (m)  STOCK OPTION PLAN

          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for 2003, 2002 and 2001:

                                               2003        2002        2001
                                            ---------   ----------   --------
Net income (loss), as reported              $(431,368)   7,294,284    646,366
Deduct total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all rewards, net of tax                (136,000)    (130,000)   (81,000)
                                            ---------   ----------   --------
                      Pro forma net income
                           (loss)           $(567,368)   7,164,284    565,366
                                            =========   ==========   ========
Basic and diluted net income (loss) per
      weighted average common share
          As reported                       $   (0.06)        1.00       0.09
          Pro forma                         $   (0.08)        0.98       0.08
                                            =========   ==========   ========

     (n)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of the Company's financial instruments, consisting of cash and cash equivalents, trade accounts receivable and trade accounts payable, approximate their carrying values due to the short-term maturities of such instruments.

     (o)  USE OF ESTIMATES

          The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from these and other estimates.

                                                                     (Continued)
                                       21

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(2)  INVENTORIES

     Inventories at December 31, 2003 and 2002 consist of the following:

                   2003        2002
                ----------  ---------
Piece goods     $   86,495     68,900
Finished goods   2,514,100  1,774,290
                ----------  ---------
                $2,600,595  1,843,190
                ==========  =========

     Based on management's assumptions and estimates relating to future operations, the Company has reduced its inventory value for slow moving inventory at December 31, 2003 and 2002. Actual results could differ from those estimates.

(3)  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at December 31, 2003 and 2002 consist of the following:

                        2003      2002
                      --------  -------
Prepaid expenses      $371,889  166,486
Nontrade receivables   136,648  156,426
                      --------  -------
                      $508,537  322,912
                      ========  =======

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 and 2002 consist of the following:

                                                  2003      2002
                                                --------  --------
Computer equipment and software                 $338,862   287,690
Furniture and fixtures                           136,382   164,005
Leasehold improvements                           251,012   245,512
                                                --------  --------
                      Total                      726,256   697,207
Less accumulated depreciation and amortization   490,709   377,146
                                                --------  --------
                                                $235,547   320,061
                                                ========  ========

(5)  CREDIT FACILITY

     The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily trade accounts receivable and inventories, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and tangible net worth.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

     As of December 31, 2003, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility. Available borrowings at December 31, 2003 were approximately $3.9 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. Management expects the Company to enter into a new credit arrangement in 2004. The Company expects to have sufficient financing to meet its working capital needs throughout 2004. There were no borrowings outstanding at December 31, 2002.

(6)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at December 31, 2003 and 2002 consist of the following:

                          2003      2002
                        --------  -------
Accrued compensation    $ 27,172  106,267
Other accrued expenses   178,135  353,232
                        --------  -------
                        $205,307  459,499
                        ========  =======

(7)  RETIREMENT PLAN

     The Company sponsors a 401(k) profit sharing plan for the benefit of all eligible employees. Profit sharing expense was $63,255 in 2003, $67,599 in 2002 and $101,100 in 2001.

(8)  LEASES

     The Company is committed under various noncancelable operating leases for office, showroom and design space. The leases expire on various dates through 2013. Future annual minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows:

2004          $  519,682
2005             529,061
2006             546,344
2007             547,912
2008             526,491
Thereafter     2,737,930
              ----------
              $5,407,420
              ==========

     Total rent expense charged to operations was $703,000 in 2003, $624,000 in 2002 and $631,000 in 2001.

(9)  STOCK OPTION PLAN

     The Company sponsors an incentive stock ownership plan (Plan) that provides for the grant of up to 900,000 options to purchase shares of the Company's common stock at fair market value on the dates of grant. Options generally vest over a five-year period and are exercisable over a ten-year period from the dates of grant. At December 31, 2003, there were 138,460 additional shares available for grant and 894,910 shares reserved for issuance under the plan.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

A summary of the changes in options outstanding and exercisable under the Plan, including the weighted average exercise prices per share follows:

                         WEIGHTED AVERAGE   NUMBER OF
                         PER SHARE PRICE      SHARES
                         ----------------   ---------
December 31, 2000            $   1.88        508,850
      Forfeited                  1.88        (40,400)
                                             -------
December 31, 2001                1.88        468,450
      Granted                    1.43        259,000
      Forfeited                  1.43         (5,000)
                                             -------
December 31, 2002                1.72        722,450
      Granted                    1.39         79,000
      Forfeited                  1.78        (45,000)
                                             -------
December 31, 2003            $   1.68        756,450
                                             =======
Options exercisable:
      December 31, 2001      $   1.88        258,510
      December 31, 2002      $   1.88        330,450
      December 31, 2003      $   1.83        420,250

Weighted average characteristics of outstanding and exercisable stock options as of December 31, 2003 were as follows:

                          AVERAGE
            NUMBER       REMAINING     NUMBER
EXERCISE  OF OPTIONS    CONTRACTUAL  OF OPTIONS
 PRICE    OUTSTANDING       LIFE      EXCISABLE
--------  -----------   -----------  ----------
$   1.88    433,450      4.5 years    371,450
    1.43    244,000      8.0 years     48,800
    1.39     79,000      9.5 years         --

In October 1999, the Company repriced 153,450 options to $1.88 per share.

The per share weighted average fair value of the stock options granted during 2003 and 2002, using the Black Scholes option-pricing model with the following weighted average assumptions, was $1.03 and $1.11 per share, respectively.

                           2003      2002
                         -------   -------
Risk-free interest rate      1.0%      2.0%
Volatility                    83%       89%
Expected life            7 years   7 years
Expected dividend yield        0%        0%

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(10) INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

                           2003           2002           2001
                       ------------   ------------   ------------
Current:
      Federal          $         --             --             --
      State and local        52,537         41,100        (17,162)
                       ------------   ------------   ------------
                             52,537         41,100        (17,162)
                       ------------   ------------   ------------
Deferred:
      Federal              (217,076)    (5,786,416)            --
      State and local       (45,164)      (503,584)            --
                       ------------   ------------   ------------
                           (262,240)    (6,290,000)            --
                       ------------   ------------   ------------
                       $   (209,703)    (6,248,900)       (17,162)
                       ============   ============   ============

     The tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities that are included in the net deferred tax assets at December 31, 2003 and 2002 are as follows:

                                                             2003          2002
                                                         ------------   -----------
Deferred tax assets:
      Uniform inventory capitalization                   $     44,056        48,688
      Accrued expenses and other assets and liabilities       567,586       459,027
      Federal and state net operating losses               10,795,728    10,642,090
                                                         ------------   -----------
            Total gross deferred tax assets                11,407,370    11,149,805
Valuation allowance                                        (4,855,130)   (4,855,130)
                                                         ------------   -----------
            Net deferred tax asset                          6,552,240     6,294,675
Deferred tax liabilities:
      Depreciation on property and equipment                       --        (4,675)
                                                         ------------   -----------
            Net deferred tax asset                       $  6,552,240     6,290,000
                                                         ============   ===========

     At December 31, 2003, the Company had Federal net operating loss carryforwards of approximately $29.8 million, which expire in various amounts through 2023.

     The Company's deferred tax assets relate principally to net operating losses. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Based on the Company's operating results over the past three years and projections of future profitability, management believes it is more likely than not that the Company will be able to recover $6.5 million of its net deferred tax assets and has recorded a valuation allowance of $4.8 million at December 31, 2003 and 2002. During the year ended December 31, 2002, the Company reduced its valuation allowance by $6.6 million.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

     A reconciliation of the income tax benefit and the amounts computed by applying the Federal income tax rate of 34% to income (loss) before income tax benefit is as follows for the years ended December 31, 2003, 2002 and 2001:

                                             2003          2002        2001
                                          -----------   ----------   --------
Income tax (benefit) on income (loss)
      before income tax expense computed
      at statutory rate                   $  (217,964)     355,431    213,929
State and local income tax                      4,868       41,100    (17,162)
Change in valuation allowance                      --   (6,612,142)  (302,992)
Other                                           3,393      (33,289)    89,063
                                          -----------   ----------   --------
                                          $  (209,703)  (6,248,900)   (17,162)
                                          ===========   ==========   ========

(11) BUSINESS RISKS AND CREDIT CONCENTRATIONS

     A significant amount of the Company's product lines are produced in The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternative sources of production can be found.

     The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. Three customers accounted for 34% of the Company's net sales in 2003, two customers accounted for 29% of the Company's net sales in 2002 and three customers accounted for 19% of the Company's net sales in 2001.

     Receivables from two customers represented approximately 28% and 36% of accounts receivable at December 31, 2003 and 2002, respectively. Two customer balances exceeded $256,000 at December 31, 2003. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimates of its uncollectible receivables.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(12) UNAUDITED QUARTERLY INFORMATION (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                             THREE MONTHS ENDED                  YEAR
                               ---------------------------------------------     ENDED
                               MARCH 31   JUNE 30  SEPTEMBER 30  DECEMBER 31  DECEMBER 31
                               --------   -------  ------------  -----------  -----------
2003:
 Net sales                     $  5,306    2,753      10,347        4,987        23,393
 Operating income (loss)           (344)  (1,249)      1,639         (872)         (826)
 Net income (loss)                 (287)    (706)      1,085         (523)         (431)
 Basic and diluted net income
     (loss) per common share      (0.04)   (0.10)       0.15        (0.07)        (0.06)
2002:
 Net sales                     $  6,264    3,260      10,529        6,922        26,975
 Operating income (loss)            213   (1,457)      1,863          173           792
 Net income (loss)                  248   (1,368)      1,877        6,537         7,294
 Basic and diluted net income
     (loss) per common share       0.03    (0.19)       0.26         0.90          1.00

     The fourth quarter of 2002, includes the $6.6 million benefit from the reduction in the Company's deferred income tax valuation allowance (see note 10).

(13) LEGAL PROCEEDINGS

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

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K (the "Effective Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, promulgated under the Securities and Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the Effective Date in alerting them timely to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

PART III

ITEM 10. EXECUTIVES OF THE REGISTRANT

The following table sets forth the names of the principal executive officers of Marisa Christina, Incorporated, their positions with the Company, and their principal business experience for the last five years.

        NAME          AGE                          POSITION
------------------    ---    ---------------------------------------------------
Michael H. Lerner      59    Chairman of the Board of Directors, Chief
                               Executive Officer and President

S. E. Melvin Hecht     69    Vice Chairman of the Board of Directors, Chief
                               Financial Officer and Treasurer

G. Michael Dees        50    President of Marisa Christina Apparel and Director

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

S.E. Melvin Hecht, C.P.A., joined Marisa Christina in December 1993, and has served as Chief Financial Officer and Treasurer since that time. In April 1999, he was also named Vice Chairman of the Board of Directors. From 1978 until 1991, Mr. Hecht was a partner at Hertz, Herson & Company, certified public accountants and, since 1991, had served as a financial consultant to various companies. Prior to 1978, Mr. Hecht was an Executive Office partner at Touche Ross & Co., a predecessor company to Deloitte & Touche, LLP.

G. Michael Dees joined Marisa Christina in September 1986 and has served as a Director of the Company and Executive Vice-President of Design and Merchandising of Marisa Christina since that time. In April 1999, he was named President of Marisa Christina Apparel. Prior to joining Marisa Christina, Mr. Dees was Divisional Merchandise Manager of ladies' sportswear for Belk Stores, Inc.

The remaining information required by Item 10 is incorporated by reference from the Company's definitive proxy statement which will be filed within 120 days from the close of its year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by these items is included in the Company definitive proxy statement for the Company's Annual Meeting of Stockholders to be held May 11, 2004, which will be filed within 120 days from the close of its year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following are included in Item 8 of Part II:

                                                                                 PAGE
                                                                                 ----
Independent Auditors' Report                                                      14

Consolidated Financial Statements:

      Consolidated Balance Sheets -- December 31, 2003 and 2002                   15

      Consolidated Statements of Operations and Comprehensive Income (Loss)
           -- Years ended December 31, 2003, 2002, and 2001                       16

      Consolidated Statements of Stockholders' Equity -- Years ended
           December 31, 2003, 2002, and 2001                                      17

      Consolidated Statements of Cash Flows -- Years ended December 31,
           2003, 2002, and 2001                                                   18

Notes to Consolidated Financial Statements                                        19

(a) (2) The following financial statement schedule for the years ended December
        31, 2003, 2002, and 2001 is filed as part of this Report:

        Schedule II -- Valuation and Qualifying Accounts                         31

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a) (3) See accompanying Index to Exhibits

(b) Reports on Form 8-K -- The following reports on Form 8-K were furnished during the quarter ended December 31, 2003:
          Marisa Christina Incorporated New Release dated November 13, 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT  CHARGED TO                 BALANCE AT
                                         BEGINNING   COSTS AND                   END OF
             DESCRIPTION                 OF PERIOD   EXPENSES   DEDUCTIONS(a)    PERIOD
--------------------------------------  ----------  ----------  ------------   ----------
ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS:
Year ended December 31, 2003            $  348,860   280,000      332,817        296,043
Year ended December 31, 2002               365,000   159,321      175,461        348,860
Year ended December 31, 2001               166,824   295,034       96,858        365,000

(a) Deductions represent write-offs of specifically identified accounts.

                                        BALANCE AT  CHARGED TO              BALANCE AT
                                         BEGINNING   COSTS AND                END OF
             DESCRIPTION                 OF PERIOD   EXPENSES   DEDUCTIONS    PERIOD
--------------------------------------  ----------  ----------  ----------  ----------
SALES ALLOWANCES FOR TRADE ACCOUNTS:
Year ended December 31, 2003            $1,163,000   5,153,115  4,988,115    1,328,000
Year ended December 31, 2002             1,556,000   5,186,868  5,579,868    1,163,000
Year ended December 31, 2001             1,844,400   5,701,973  5,990,373    1,556,000

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

                                                                                                                  SEQUENTIALLY
                                                                                                                    NUMBERED
EXHIBIT NO.                                              DOCUMENT                                                     PAGE
-----------   --------------------------------------------------------------------------------------------------  ------------
   2.2++      Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina, Incorporated
              (the Company), Marisa Christina Holding, Inc., Marisa Christina Outlet Holdings, Inc.,
              C.M. Marisa Christina (H.K.) Limited, MF Showroom Holdings, Inc., Flapdoodles, L.L.C.
              and the Investors in such companies named on the signature pages thereto..........................       *

   3.1        Amended and Restated Certificate of Incorporation of the Company..................................       *

   3.2        By-Laws of the Company............................................................................       *

   4.3        1994 Stock Option Plan............................................................................       *

   10.1+      Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and Michael H. Lerner.................................................................       *

   10.3+      Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and G. Michael Dees...................................................................       *

   10.6+      Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and S.E. Melvin Hecht.................................................................       *

   10.8+      Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and Robert Davidoff...................................................................       *

   10.9+      Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and Lawrence D. Glaubinger............................................................       *

   10.10+     Directors and Officers Indemnification Agreement, dated June 22, 1994, between
              the Company and David W. Zalaznick................................................................       *

   21         Subsidiaries of the Registrant....................................................................       *

   23         Consent of Independent Auditors...................................................................      (1)

   31.1       Michel H. Lerner Section 302(a) Certification.....................................................      (1)

   31.2       S.E. Melvin Hecht Section 302(a) Certification....................................................      (1)

   32         Section 906 Certification.........................................................................      (1)


                                                                                                                   SEQUENTIALLY
                                                                                                                     NUMBERED
EXHIBIT NO.                                              DOCUMENT                                                      PAGE
-----------   ---------------------------------------------------------------------------------------------------  ------------
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

                                       MARISA CHRISTINA, INCORPORATED

                                       BY: /s/ Michael H. Lerner
                                           -------------------------------------
                                               Michael H. Lerner
                                               Chairman, Chief Executive Officer
                                               and President

Dated: March 18, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                         Title                    Date
----------------------------    ------------------------------  --------------
/s/ Michael H. Lerner           Chairman, Chief Executive
----------------------------    Officer and President           March 18, 2004
Michael H. Lerner

/s/ S.E. Melvin Hecht           Vice Chairman, Chief Financial
----------------------------    Officer and Treasurer           March 18 2004
S.E. Melvin Hecht

/s/ Robert Davidoff             Director
----------------------------
Robert Davidoff                                                 March 18, 2004

/s/ Lawrence D. Glaubinger      Director
----------------------------
Lawrence D. Glaubinger                                          March 18, 2004

/s/ Brett J. Meyer              Director
----------------------------
Brett J. Meyer                                                  March 18, 2004

March 17, 2004