Form 10-Q
period 2004-03-31
MARISA CHRISTINA INC
filed 2004-05-17
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended                     March 31, 2004
                      ----------------------------------------------------------



                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to
                              --------------------------------------------------


Commission File Number:                      0-24176
                       ---------------------------------------------------------

                         Marisa Christina, Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                                11-3216809
--------------------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer Identification No.)
incorporation or organization)



8101 Tonnelle Avenue, North Bergen, New Jersey                     07047-4601
--------------------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)



                                 (201)-758-9800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes      No  X
   ----    -----
      The number of shares outstanding of the Company's Common Stock on May 11, 2004 was 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets -- March 31, 2004 (Unaudited) and
              December 31, 2003                                                                                2

              Consolidated Statements of Operations -- Three
              months ended March 31, 2004 and 2003 (Unaudited)                                                 3

              Consolidated Statements of Cash Flows -- Three months ended March 31, 2004 and
              2003 (Unaudited)                                                                                 4


              Notes to Consolidated Financial Statements
              (Unaudited)                                                                                      5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations            8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                      12

Item 4.       Controls and Procedures                                                                         12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               13

Item 6.       Exhibits and Reports on Form 8-K                                                                13

SIGNATURE                                                                                                     14

PART I:        FINANCIAL INFORMATION
ITEM I:        CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      March 31, 2004 and December 31, 2003

                        ASSETS                                            2004              2003(1)
                                                                          ----              -------
                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                           $  2,621,926         4,845,410
   Trade accounts receivable, less allowance for doubtful accounts
      of $317,317 in 2004 and $296,043 in 2003                            3,798,725         1,678,686
   Inventories                                                            1,942,005         2,600,595
   Deferred taxes                                                           912,419           800,000
   Prepaid expenses and other current assets                                355,416           508,537
                                                                       ------------        ----------
               Total current assets                                       9,630,491        10,433,228
Property and equipment, net                                                 258,422           235,547
Noncurrent deferred taxes                                                 5,752,240         5,752,240
Other assets                                                                 55,021            55,133
                                                                       ------------        ----------
               Total assets                                            $ 15,696,174        16,476,148
                                                                       ============        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                              $    861,555         1,503,118
   Accrued expenses and other current liabilities                           341,911           205,307
                                                                       ------------        ----------
               Total current liabilities                                  1,203,466         1,708,425
                                                                       ------------        ----------
Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
      none issued                                                                --                --
   Common stock, $0.01 par value. Authorized 15,000,000 shares;
      issued 8,586,769 shares                                                85,868            85,868
   Additional paid-in capital                                            31,664,680        31,664,680
   Accumulated deficit                                                  (13,096,318)      (12,818,828)
   Accumulated other comprehensive loss                                     (57,246)          (59,721)
   Treasury stock, 1,291,704 common shares at cost                       (4,104,276)       (4,104,276)
                                                                       ------------        ----------
               Total stockholders' equity                                14,492,708        14,767,723
Commitments and contingencies
                                                                       ------------        ----------
               Total liabilities and stockholders' equity              $ 15,696,174        16,476,148
                                                                       ============        ==========




(1) Accounts were derived from the audited consolidated balance sheet as of December 31, 2003.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)


                                                      2004             2003
                                                      ----             ----
Net sales                                         $ 5,620,896        5,306,645
Cost of goods sold                                  4,198,500        3,530,059
                                                  -----------        ---------
  Gross profit                                      1,422,396        1,776,586
Selling, general, and administrative expenses       1,848,206        2,120,821
                                                  -----------        ---------
  Operating loss                                     (425,810)        (344,235)
Other income, net                                      33,599           13,226
Interest income, net                                    8,282           11,916
                                                  -----------        ---------
  Loss before income tax benefit                     (383,929)        (319,093)
Income tax benefit                                   (107,734)         (32,042)
                                                  -----------        ---------
  Net loss                                        $  (276,195)        (287,051)
                                                  ===========        =========
Basic and diluted net loss per common share       $     (0.04)           (0.04)
                                                  ===========        =========


See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                   2004             2003
                                                                   ----             ----
Cash flows from operating activities:

   Net loss                                                    $  (276,195)        (287,051)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                              36,970           36,375
         Bad debt expense                                           45,000           48,000
         Deferred income taxes                                    (112,419)         (24,812)
         Changes in assets and liabilities:
            Trade accounts receivable                           (2,165,039)      (1,431,364)
            Inventories                                            658,590          494,265
            Prepaid expenses and other assets                      153,233         (159,985)
            Trade accounts payable                                (641,563)        (488,580)
            Accrued expenses and other current liabilities         137,847           31,872
                                                               -----------       ----------
               Net cash used in operating activities            (2,163,576)      (1,781,280)
Cash flows used by investing activities --
   acquisitions of property and equipment                          (59,908)         (15,970)
                                                               -----------       ----------
               Net decrease in cash and cash equivalents        (2,223,484)      (1,797,250)
Cash and cash equivalents at beginning of period                 4,845,410        4,721,614
                                                               -----------       ----------
Cash and cash equivalents at end of period                     $ 2,621,926        2,924,364
                                                               ===========       ==========





See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2004
                                  (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

      The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 2003.

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results to be expected for a full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of March 31, 2004 and December 31, 2003, the Company's reserves for sales allowances were $938,000 and $1,328,000, respectively. Such amounts are recorded as reductions to accounts receivable.

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


                                                                     (Continued)

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2004
                                  (Unaudited)


            The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2004 and 2003:

                                                             2004           2003
                                                          ---------      ---------
Net loss, as reported                                     $(276,195)      (287,051)
Deduct total stock-based employee compensation
     expense determined under fair-value-based method
     for all rewards, net of tax                            (36,000)       (39,000)
                                                          ---------      ---------
                 Pro forma net loss                       $(312,195)      (326,051)
                                                          =========      =========
Diluted net loss per weighted average common share:

        As reported                                       $   (0.04)         (0.04)
        Pro forma                                         $   (0.04)         (0.04)
                                                          =========      =========

      (c)   COMPREHENSIVE LOSS

            Comprehensive loss was ($273,720) and ($287,051) for the three months ended March 31, 2004 and 2003, respectively. Comprehensive loss includes the Company's net loss and the change in the foreign currency translation adjustment for the respective three-month periods.

(3)   INVENTORIES

      Inventories at March 31, 2004 and December 31, 2003 consist of the following:




                      2004           2003
                   ----------     ----------
Piece goods        $   40,320         86,495
Finished goods      1,901,685      2,514,100
                   ----------     ----------
                   $1,942,005      2,600,595
                   ==========     ==========



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

      As of March 31, 2004, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit were outstanding under the credit facility. Available borrowings at March 31, 2004 were approximately $4.9 million. The arrangement expires on June 14, 2004 and is cancelable by either party with 90 days' written notice. Management expects to renew the arrangement at that time. The Company expects to have sufficient financing to meet its working capital needs throughout 2004.


                                                                     (Continued)

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2004
                                  (Unaudited)

(5)   NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding, which was 7,295,065 for the three months ended March 31, 2004 and 2003. The effect of stock options outstanding during the three months ended March 31, 2004 and 2003 was not included in the computation of diluted net income per common share because the effect would have been antidilutive.

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

OVERVIEW

Over the three-year period ended December 31, 2003, the Company has undertaken a number of initiatives to focus resources, improve profitability and return the Company to its core business and history of success. During that period, net sales have decreased by $11 million primarily as the result of closing two unprofitable divisions, which had combined net sales of $7 million for the year ended December 31, 2001, and due to a general downturn in the economy. These initiatives had returned the Company to profitable operations in 2001 and 2002, but softer demand for the Company's product in 2003 led to an operating loss. The softer economy has hurt margins during this period as customers required greater discounts and markdowns to move the product at the retail level. The Company has reduced selling, general and administrative expenses by $2.5 million over the last three years, primarily related to the closing of two unprofitable divisions, but also to reducing operating costs commensurate with the size of the business.

Over most of the past three years, the Company's focus has been to eliminate unprofitable lines and reduce operating costs. During 2003, senior management sharpened its focus on rebuilding the volume of the core business. In this regard, the sales function was restructured by hiring a new group of highly experienced people and realigning the sales function by dividing it into the Company's three main distribution segments (i.e., department stores, specialty stores and private label customers). The Company's new sales leadership is establishing tools to analyze profitability by customer for each of its selling locations in order to provide merchandise mixes for each retail location based on their consumer profile. Management believes that these initiatives together with a stronger economy will enable the Company to return to profitable operations in 2004.

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

RECEIVABLES

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of March 31, 2004, the Company has allowances for bad debts of approximately $317,000 and reserves for sales allowances of approximately $938,000.

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

VALUATIONS OF DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes an assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. At March 31, 2004 and December 31, 2003, the Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $29.8 million which can be utilized over the next twenty years. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will generate sufficient taxable income to recover $6.7 million of its deferred tax assets. The recovery of the remaining net deferred tax assets is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's consolidated balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

RESULTS OF OPERATIONS

The following table sets forth the Company's operating results for the three months ended March 31, 2004 and 2003:





                                                                       PERCENTAGE                        PERCENTAGE
                                                                         OF NET                            OF NET
                                                        2004             SALES              2003            SALES
                                                     -----------         ------         -----------         -------
Net sales                                            $ 5,620,896         100.0%         $ 5,306,645         100.0%
                                                     -----------         -----          -----------         -----
Gross profit                                           1,422,396          25.3%           1,776,586          33.5%
Selling, general, and administrative expenses          1,848,206          32.9%           2,120,821          40.0%
                                                     -----------         -----          -----------         -----
                 Operating (loss)                       (425,810)         (7.6%)           (344,235)         (6.5%)
Other income, net                                         33,599           0.6%              13,226           0.3%
Interest income, net                                       8,282           0.2%              11,916           0.2%
Income tax (benefit)                                    (107,734)         (1.9%)            (32,042)         (0.6%)
                                                     -----------         -----          -----------         -----
                 Net (loss)                          $  (276,195)         (4.9%)        $  (287,051)         (5.4%)
                                                     ===========         =====          ===========         =====





THREE MONTHS ENDED MARCH 31, 2004 (2004) COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003 (2003)

Net sales. Net sales increased 5.9% from $5.3 million in 2003, to $5.6 million in 2004, primarily as a result of increased sales of the Marisa Christina label for the resort season. Sales increased despite the elimination of a label during 2003 that provided sales of $567,000 in the first quarter of 2003.

Gross profit. Gross profit decreased 19.9% from $1.8 million in 2003, to $1.4 million in 2004. As a percentage of net sales, gross profit decreased from 33.5% in 2003 to 25.3% in 2004. Gross profit as a percentage of net sales was adversely impacted by price compression including deeper discounts to the major department stores without a corresponding decrease in the cost of goods sold. Management expects gross margins to return to their historical levels in the third and fourth quarters of 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 12.8% as a result of continuous cost reduction initiatives including reduced rent and salaries. As a percentage of net sales, SG&A decreased from 40.0% in 2003 to 32.9% in 2004.

Interest income, net. Interest income, net decreased from $11,916 in 2003 to $8,282 in 2004 as a result of lower average invested cash balances.

Income tax benefit. Income tax benefit increased from $32,042 in 2003 to $107,734 in 2004. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $29.8 million, which can be used to offset future taxable income through 2023. The tax benefit recorded in the first quarter of 2004 is expected to be recovered throughout the balance of 2004.

Over the past several years, the Company has implemented a number of initiatives which management believes will return the Company to profitability. Based on the Company's operating results over the past three years, excluding the impact of certain discontinued unprofitable labels and projection of future profitability, management believes it is more likely than not that the Company will be able to recover $6.6 million of its net deferred tax assets and has reduced its valuation allowance to $4.9 million at December 31, 2003.

Net loss. Net loss changed from ($287,051) in 2003 to ($276,195) in 2004, due to factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Available borrowings at March 31, 2004 were approximately $4.9 million. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. The Company's credit facility expires in June 2004 and management expects to renew the facility at that time. The Company expects to have sufficient financing to meet its working capital needs through 2004.

The Company used cash flows in operating activities of $2.2 million and $1.8 million during the three months ended March 31, 2004 and 2003, respectively, principally related to the increases in accounts receivable which were related to the sale of spring-season goods.

During the first quarter of 2004, the Company had capital expenditures of approximately $60,000, primarily for computer systems. Capital expenditures for the remainder of 2004 are expected to be approximately $60,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of March 31, 2004 include $387,397 for the remainder of 2004; $529,061 in 2005, $546,344 in 2006, $547,912 in 2007,
$526,491 in 2008 and $2,737,930, thereafter.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not enter into any off-balance sheet arrangements during 2004 or 2003, nor did the Company have any off-balance sheet arrangements outstanding at March 31, 2004.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at March 31, 2004.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at March 31, 2004.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits filed herewith:

            Exhibit 31.1 - Section 302 Certification - Michael H. Lerner

            Exhibit 31.2 - Section 302 Certification - S.E. Melvin Hecht

            Exhibit 32 - Section 1350 Certification

(b) Reports on Form 8-K -- The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004:


            Marisa Christina Incorporated News Release dated March 22, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2004                      /s/   S. E. Melvin Hecht
                                        --------------------------------------
                                        S. E. Melvin Hecht
                                        Vice Chairman, Chief Financial Officer
                                        and Treasurer