Form 10-Q
period 2004-06-30
MARISA CHRISTINA INC
filed 2004-08-09
CIK 923149

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                  SEC Form 10-Q

                             June 30, 2004 and 2003

                                    2925MABAL

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ------- to --------------------------------------

Commission File Number: 0-24176

                         Marisa Christina, Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                       11-3216809
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

8101 Tonnelle Avenue, North Bergen,New Jersey       07047-4601
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

      The number of shares outstanding of the Company's Common Stock on August 2, 2004 were 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

     Consolidated Balance Sheets -- June 30, 2004 (Unaudited)
        and December 31, 2003                                                                          2

     Consolidated Statements of Operations --  Three and Six Months Ended June 30, 2004 and
        2003 (Unaudited)                                                                               3

     Consolidated Statements of Cash Flows -- Six Months Ended
        June 30, 2004 and 2003 (Unaudited)                                                             4

     Notes to Consolidated Financial Statements (Unaudited)                                            5

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                               8

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    12

Item 4. Internal Controls and Procedures                                                              12

PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                                                             13

Item 4: Submission of Matters to a Vote of Security Holders                                           13

Item 6: Exhibits and Reports on Form 8-K                                                              13

SIGNATURE                                                                                             15

SECTION 302 CERTIFICATIONS                                                                            16

SECTION 906 CERTIFICATIONS                                                                            18

PART I:    FINANCIAL INFORMATION
ITEM I:    CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,
                                                                                   2004        DECEMBER 31,
                                                                               (UNAUDITED)       2003 (1)
                                                                               ------------    ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                   $  4,134,970       4,845,410
   Trade accounts receivable, less allowance for doubtful
      accounts of $291,436 in 2004 and $296,043 in 2003                           1,455,335       1,678,686
   Inventories                                                                    1,949,675       2,600,595
   Deferred taxes                                                                 1,382,679         800,000
   Prepaid expenses and other current assets                                        331,399         508,537
                                                                               ------------    ------------
            Total current assets                                                  9,254,058      10,433,228
Property and equipment, net                                                         258,197         235,547
Noncurrent deferred taxes                                                         5,752,240       5,752,240
Other assets                                                                        105,010          55,133
                                                                               ------------    ------------
            Total assets                                                       $ 15,369,505      16,476,148
                                                                               ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                      $  1,473,927       1,503,118
   Accrued expenses and other current liabilities                                   149,342         205,307
                                                                               ------------    ------------
            Total current liabilities                                             1,623,269       1,708,425
                                                                               ------------    ------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 1,000,000 shares;
      none issued                                                                        --              --
   Common stock, $.01 par value. Authorized 15,000,000 shares;
      8,586,769 shares issued                                                        85,868          85,868
   Additional paid-in capital                                                    31,664,680      31,664,680
   Accumulated other comprehensive loss                                             (56,632)        (59,721)
   Accumulated deficit                                                          (13,843,404)    (12,818,828)
   Treasury stock, 1,291,704 common shares                                       (4,104,276)     (4,104,276)
                                                                               ------------    ------------
            Total stockholders' equity                                           13,746,236      14,767,723
                                                                               ------------    ------------
Commitments and contingencies

            Total liabilities and stockholders' equity                         $ 15,369,505    $ 16,476,148
                                                                               ============    ============

  (1) Amounts were derived from the audited consolidated balance sheet as of December 31, 2003.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                          --------------------------    --------------------------
                                              2004          2003            2004           2003
                                          -----------    -----------    -----------    -----------
Net sales                                 $ 2,498,253      2,752,731      8,119,149      8,059,376
Cost of goods sold                          2,259,938      2,347,384      6,458,438      5,877,443
                                          -----------    -----------    -----------    -----------
                 Gross profit                 238,315        405,347      1,660,711      2,181,933
Selling, general and administrative
     expenses                               1,472,199      1,654,319      3,320,405      3,775,140
                                          -----------    -----------    -----------    -----------
                 Operating loss            (1,233,884)    (1,248,972)    (1,659,694)    (1,593,207)
Other income, net                              59,998         62,538         93,597         75,764
Interest income, net                            8,514         10,229         16,796         22,145
                                          -----------    -----------    -----------    -----------
                 Loss before income tax
                    benefit                (1,165,372)    (1,176,205)    (1,549,301)    (1,495,298)
Income tax benefit                            416,991        469,876        524,725        501,918
                                          -----------    -----------    -----------    -----------
                 Net loss                 $  (748,381)      (706,329)    (1,024,576)      (993,380)
                                          ===========    ===========    ===========    ===========
Net loss per common share:
     Basic                                $     (0.10)         (0.10)         (0.14)         (0.14)
     Diluted                              $     (0.10)         (0.10)         (0.14)         (0.14)
                                          ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                   2004           2003
                                                               -----------    -----------
Cash flows from operating activities:
     Net loss                                                  $(1,024,576)      (993,380)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                            74,423         71,533
           Bad debt expense                                         36,000        100,000
           Deferred income tax benefit                            (582,679)      (571,048)
           Changes in operating assets and liabilities:
              Trade accounts receivable                            187,351      1,110,139
              Inventories                                          650,920       (730,770)
              Prepaid expenses and other assets                    130,350        (55,751)
              Trade accounts payable                               (29,191)       199,763
              Accrued expenses and other current liabilities       (55,965)      (252,684)
                                                               -----------    -----------
                 Net cash used in operating activities            (613,367)    (1,122,198)
                                                               -----------    -----------
Cash flows used in investing activities for property and
     equipment additions                                           (97,073)       (29,372)
                                                               -----------    -----------
                 Net decrease in cash and cash equivalents        (710,440)    (1,151,570)
Cash and cash equivalents at beginning of period                 4,845,410      4,721,614
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $ 4,134,970      3,570,044
                                                               ===========    ===========

See accompanying notes to consolidated financial statements

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Six months ended June 30, 2004 and 2003
                                   (Unaudited)

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

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results to be expected for a full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of June 30, 2004 and December 31, 2003, the Company's reserves for sales allowances were $353,000 and $1,328,000, respectively. Such amounts are recorded as reductions to trade accounts receivable.

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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Six months ended June 30, 2004 and 2003
                                   (Unaudited)

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2004 and 2003:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                        ------------------------    ------------------------
                                           2004          2003          2004          2003
                                        ----------    ----------    ----- ----    ----------
Net loss, as reported                   $ (748,381)     (706,329)   (1,024,576)     (993,380)
Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all rewards, net of tax                 (36,000)      (36,000)      (72,000)      (72,000)
                                        ----------    ----------    ----------    ----------
               Pro forma net loss       $ (784,381)     (742,329)   (1,096,576)   (1,065,380)
                                        ==========    ==========    ==========    ==========
Diluted net loss per weighted average
   common share:
      As reported                       $    (0.10)        (0.10)        (0.14)        (0.14)
      Pro forma                         $    (0.11)        (0.10)        (0.15)        (0.15)
                                        ==========    ==========    ==========    ==========

      (C)   COMPREHENSIVE LOSS

            Comprehensive loss for the three and six months ended June 30, 2004 was $747,767 and $1,021,487, respectively. Comprehensive loss was equal to net loss for the three and six months ended June 30, 2003. Comprehensive loss includes the Company's net loss and the change in the foreign currency translation adjustment.

(3)   INVENTORIES

      Inventories at June 30,2004 and December 31, 2003 consist of the following:

                    2004         2003
                 ----------   ----------
Piece goods      $   52,270       86,495
Finished goods    1,897,405    2,514,100
                 ----------   ----------
                 $1,949,675    2,600,595
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

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Six months ended June 30, 2004 and 2003
                                   (Unaudited)

      As of June 30, 2004, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility. Available borrowings at June 30, 2004 were $2.5 million. The arrangement expires on June 14, 2006 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout the next twelve months. As of December 31, 2003, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility.

(5)   NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share are based on the weighted average number of common shares outstanding, which was 7,295,065 for the three and six months ended June 30, 2004 and 2003. The effect of stock options outstanding during the three and six months ended June 30, 2004 and 2003 was not included in the computation of diluted loss per common share because the effect would have been antidilutive.

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

Receivables

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of June 30, 2004, the Company has allowances for bad debts of approximately $291,000 and reserves for sales allowances of approximately $353,000.

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

Valuations of Deferred Tax Assets

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes an assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. The Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of $29.8 million which can be utilized over the next twenty years. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will generate sufficient taxable income to recover the carrying amount of its deferred tax assets. The recovery of the remaining net deferred tax assets is significantly less certain and, accordingly, the Company has established a valuation allowance for the balance of its deferred tax assets. If future taxable income is less than management's estimates, the amount of the net deferred tax assets on the Company's consolidated balance sheet will require an additional valuation allowance. Additionally, if the Company is able to realize higher taxable income the valuation allowance could be reduced.

OVERVIEW

In order to reverse the trend of continuing losses, the Company undertook a number of initiatives over the past few years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. The Company returned to profitability in 2001 and 2002 primarily as a result of these initiatives and focusing on its core business. The Company operations are seasonal and year to date results are in line with historical trends and management expectations. While there can be no assurance, management believes that the Company will be profitable during the second half of 2004 and the full year.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and six months ended June 30, 2004 and 2003.

                                                THREE MONTHS ENDED  SIX MONTHS ENDED
                                                     JUNE 30,          JUNE 30,
                                                 --------------     --------------
                                                  2004     2003      2004    2003
                                                 -----    -----     -----    -----
Net sales                                        100.0%   100.0%    100.0%   100.0%
                                                 -----    -----     -----    -----
Gross profit                                       9.5     14.7      20.5     27.1
Selling, general and administrative expenses      58.9     60.1      40.9     46.8
                                                 -----    -----     -----    -----
Operating loss                                   (49.4)   (45.4)    (20.4)   (19.7)
Other income, net                                  2.4      2.3       1.2      0.9
Interest income, net                               0.3      0.4       0.2      0.3
Income tax benefit                                16.7     17.0       6.5      6.2
                                                 -----    -----     -----    -----
Net loss                                         (30.0)%  (25.7)%   (12.5)%  (12.3)%
                                                 =====    =====     =====    =====

THREE MONTHS ENDED JUNE 30, 2004 (2004) COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003 (2003)

Net sales. Net sales decreased 9.2% from $2.8 million in 2003 to $2.5 million in 2004, primarily as a result of timing differences whereby some sales were shipped in the first quarter this year. This decrease was somewhat mitigated by a higher level of sales to liquidate inventory from older seasons.

Gross profit. Gross profit decreased 41.2% from $405,347 in 2003 to $238,315 in 2004, primarily due to the sale of a higher percentage of products from older seasons, which were sold at lower margins. The impact of such sales in this low volume quarter tend to be magnified. As a percentage of net sales, gross profit decreased from 14.7% in 2003 to 9.5% in 2004, primarily for the same reason. In addition, margins for the second quarter are lower than amounts achieved on an annual basis due to the impact of fixed, design and procurement costs during the Company's lowest sales volume quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 11% from $1.7 million in 2003 to $1.5 million in 2004 as a result of continuous cost reduction initiatives including reduced rent and salaries and the impact of the lower sales volume on variable selling and shipping expenses. As a percentage of net sales of the Company, SG&A decreased from 60.1% in 2003 to 58.9% in 2004.

Other income, net. Other income, net, which consists of royalty and licensing income, was $62,538 and $59,998 in 2003 and 2004, respectively.

Interest income, net. Interest income, net decreased from $10,229 in 2003 to $8,514 in 2004, as a result of lower invested balances and lower interest rates.

Income tax benefit. Income tax changed from a benefit of $469,876 in 2003 to a benefit of $416,991 in 2004. The Company expects the tax benefit to be recovered in the third and fourth quarters as a result of profitable operations. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $29.8 million, which can be used to offset future taxable income through 2023.

Over the past several years, the Company has implemented a number of initiatives which have returned the Company to profitability. Based on the Company's recent operating results and projections of future profitability, management believes it is more likely than not that the Company will be able to recover the carrying amount of its net deferred tax assets.

Net loss. Net loss increased from $706,329 in 2003 to $748,381 in 2004 as a result of the matters discussed above.

SIX MONTHS ENDED JUNE 30, 2004 (2004) COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003 (2003)

Net sales. Net sales were level at $8.1 million in 2003 and 2004.

Gross profit. Gross profit decreased 23.9% from $2.2 million in 2003 to $1.7 million in 2004. As a percentage of net sales, gross profit decreased from 27.1% in 2003 to 20.5% in 2004. Gross profit as a percentage of net sales was adversely impacted by price compression including deeper discounts to the major department stores without a corresponding decrease in the cost of goods sold and the sale of a higher percentage of products from older seasons, which were sold at lower margins in 2004. Management expects gross margins to return to their historic levels in the third and fourth quarters of 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 12% from $3.8 million in 2003 to $3.3 million in 2004 as a result of continuous cost reduction initiatives including reduced rent and salaries. As a percentage of net sales of the Company, SG&A decreased from 46.8% in 2003 to 40.9% in 2004.

Other income, net. Other income, net, which consists of royalty and licensing income, was $75,764 in 2003 and $93,597 in 2004.

Interest income, net. Interest income, net decreased from $22,145 in 2003 to $16,796 in 2004, principally as the result of lower invested balances and lower interest rates.

Income tax benefit. Income tax benefit changed from $501,918 in 2003 to $524,725 in 2004. The tax benefit recorded in the first six months of 2004 is expected to be recovered throughout the balance of 2004.

Net loss. Net loss was $1.0 million in 2003 and 2004.

SEASONALITY

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort season. Merchandise from the Fall collection, the Company's largest selling season, and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in other selling seasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2006. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. As of June 30, 2004, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility. Available borrowings at June 30, 2004 were $2.5 million.

During the six months ended June 30, 2004, the Company had capital expenditures of approximately $97,000 primarily for upgrading computer systems. Capital expenditures for the remainder of 2004 are expected to be approximately $33,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of June 30, 2004 include approximately $260,000 for the remainder of 2004; $529,061 in 2005; $546,344 in 2006; $547,912 in 2007, $526,491 in 2008; and $2,737,930 thereafter.

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

ITEM  3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company throughout 2004. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at June 30, 2004.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at June 30, 2004.

ITEM  4: CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Offer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

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

ITEM  4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders held on May 11, 2004:

                                 FOR        WITHHELD
                              -----------   --------
1. Election of Directors:
     Michael H. Lerner        5,486,557     105,450
     S.E. Melvin Hecht        5,486,057     105,950
     Brett J. Meyer           5,486,557     105,450
     Robert Davidoff          5,526,257      65,750
     Barry S. Rosenstein      5,480,823     111,184
     G. Michael Dees          5,480,823     111,184
     Lawrence D. Glaubinger   5,526,257      65,750
     David W. Zalaznick       5,526,257      65,750

2. Ratification of the appointment of KPMG LLP as the independent public accountants of the Company for the year ending December 31, 2004.

  FOR        AGAINST  ABSTAIN
---------    -------  -------
5,588,157      350     3,500

3. In their discretion, the proxies are authorized to vote such other matters as may properly come before this annual meeting of shareholders.

  FOR        AGAINST  ABSTAIN
---------    -------  -------
5,438,523    148,984  4,500

ITEM  6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Section 302(a) certification of Michael H. Lerner, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, dated August 9, 2004.

      31.2 Section 302(a) certification of S. E. Melvin Hecht, Vice Chairman of the Board of Directors, Chief Financial Officer and Treasurer of the Company, dated August 9, 2004.

      32.1 Section 906 certification of Michael H. Lerner, Chairman of the Board of Directors, Chief Executive Officer and President of the Company.

      32.2 Section 906 certification of S. E. Melvin Hecht, Vice Chairman of the Board of Directors, Chief Financial Officer and Treasurer of the Company.

(b) Reports on Form 8-K -- The following reports on Form 8-K were furnished during the quarter ended June 30, 2004:

            Marisa Christina Incorporated News Release dated May 17, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 2004                     /s/  S. E. Melvin Hecht
                                          ---------------------------------
                                           S. E. Melvin Hecht
                                           Vice Chairman,
                                           Chief Financial Officer and Treasurer