Form 10-Q
period 2004-09-30
MARISA CHRISTINA INC
filed 2004-11-15
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2004

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
      (State or other jurisdiction of    (I.R.S. incorporation or organization)
        Employer Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__ No [X]

      The number of shares outstanding of the Company's Common Stock on November 11, 2004 were 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

     Consolidated Balance Sheets -- September 30, 2004 (Unaudited)
        and December 31, 2003                                                           2

     Consolidated Statements of Operations --  Three and Nine Months Ended
        September 30, 2004 and 2003 (Unaudited)                                         3

     Consolidated Statements of Cash Flows -- Nine Months Ended
        September 30, 2004 and 2003 (Unaudited)                                         4

     Notes to Consolidated Financial Statements (Unaudited)                             5

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                8

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     12

Item 4. Internal Controls and Procedures                                               12

PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                                              13

Item 6: Exhibits                                                                       13

SIGNATURE                                                                              14

SECTION 302 CERTIFICATIONS                                                             15

SECTION 906 CERTIFICATIONS                                                             17

PART I  FINANCIAL INFORMATION

ITEM I  CONSOLIDATED FINANCIAL STATEMENTS

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                                        2004           DECEMBER 31,
                                                                    (UNAUDITED)           2003 (1)
                                                                   -------------       ------------
                           ASSETS

Current assets:
    Cash and cash equivalents                                      $     484,763          4,845,410
    Trade accounts receivable, less allowance for doubtful
       accounts of $196,677 in 2004 and $296,043 in 2003               6,107,318          1,678,686
    Inventories                                                        2,251,100          2,600,595
    Deferred taxes                                                            --            800,000
    Prepaid expenses and other current assets                            284,537            508,537
                                                                   -------------       ------------
                 Total current assets                                  9,127,718         10,433,228
Property and equipment, net                                              267,877            235,547
Noncurrent deferred taxes                                                     --          5,752,240
Other assets                                                              92,516             55,133
                                                                   -------------       ------------
                 Total assets                                      $   9,488,111         16,476,148
                                                                   =============       ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                         $   1,264,656          1,503,118
    Accrued expenses and other current liabilities                       245,785            205,307
                                                                   -------------       ------------
                 Total current liabilities                             1,510,441          1,708,425
                                                                   -------------       ------------
Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 1,000,000 shares;
       none issued                                                            --                 --
    Common stock, $.01 par value. Authorized 15,000,000 shares;
       8,586,769 shares issued                                            85,868             85,868
    Additional paid-in capital                                        31,664,680         31,664,680
    Accumulated other comprehensive loss                                 (57,004)           (59,721)
    Accumulated deficit                                              (19,611,598)       (12,818,828)
    Treasury stock, 1,291,704 common shares                           (4,104,276)        (4,104,276)
                                                                   -------------       ------------
                 Total stockholders' equity                            7,977,670         14,767,723
Commitments and contingencies
                                                                   -------------       ------------
                 Total liabilities and stockholders' equity        $   9,488,111       $ 16,476,148
                                                                   =============       ============

(1) Amounts were derived from the audited consolidated balance sheet as of December 31, 2003.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        --------------------------    -------------------------
                                           2004            2003          2004           2003
                                        -----------     ----------    ----------     ----------
Net sales                               $ 8,365,991     10,347,061    16,485,140     18,406,437
Cost of goods sold                        5,055,570      6,422,548    11,514,008     12,299,991
                                        -----------     ----------    ----------     ----------
                Gross profit              3,310,421      3,924,513     4,971,132      6,106,446
Selling, general and administrative
    expenses                              2,011,881      2,285,869     5,332,286      6,061,009
                                        -----------     ----------    ----------     ----------
                Operating earnings
                   (loss)                 1,298,540      1,638,644      (361,154)        45,437
Other income, net                             8,205         14,779       101,802         90,543
Interest income, net                          5,650          1,333        22,446         23,478
                                        -----------     ----------    ----------     ----------
                Earnings (loss) before
                   income tax expense     1,312,395      1,654,756      (236,906)       159,458
Income tax expense                        7,080,589        569,745     6,555,864         67,827
                                        -----------     ----------    ----------     ----------
                Net earnings (loss)     $(5,768,194)     1,085,011    (6,792,770)        91,631
                                        ===========     ==========    ==========     ==========
Net earnings (loss) per common share:
       Basic                            $     (0.79)          0.15         (0.93)          0.01
       Diluted                          $     (0.79)          0.15         (0.93)          0.01
                                        ===========     ==========    ==========     ==========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                            2004           2003
                                                                        -----------     ----------
Cash flows from operating activities:
     Net earnings (loss)                                                $(6,792,770)        91,631
     Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
           Depreciation and amortization                                    112,041        105,576
           Bad debt expense                                                 108,000        190,000
           Deferred income tax expense, including change in
              deferred tax valuation allowance                            6,552,240         36,000
           Changes in operating assets and liabilities:
              Trade accounts receivable                                  (4,536,632)    (4,322,109)
              Inventories                                                   349,495       (757,930)
              Prepaid expenses and other assets                             186,617        (47,999)
              Trade accounts payable                                       (238,462)        60,861
              Accrued expenses and other current liabilities                 43,259       (186,179)
                                                                        -----------     ----------
                 Net cash used in operating activities                   (4,216,212)    (4,830,149)
Cash flows used in investing activities for property and
     equipment additions                                                   (144,435)       (32,420)
Cash flows provided by financing activities for borrowings
     under credit facility, net                                                  --        572,245
                                                                        -----------     ----------
                 Net decrease in cash and cash equivalents               (4,360,647)    (4,290,324)
Cash and cash equivalents at beginning of period                          4,845,410      4,721,614
                                                                        -----------     ----------
Cash and cash equivalents at end of period                              $   484,763        431,290
                                                                        ===========     ==========
Supplemental information:
     Cash paid during the period for:
        Income taxes                                                    $    24,814         73,283
                                                                        ===========     ==========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

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

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals), for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results to be expected for a full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of September 30, 2004 and December 31, 2003, the Company's reserves for sales allowances were $866,500 and $1,328,000, respectively. Such amounts are recorded as reductions to trade accounts receivable.

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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

            The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2004 and 2003:

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                              ---------------------------      ------------------------------
                                                   2004           2003             2004              2003
                                              -------------   -----------      -------------    -------------
Net earnings (loss), as reported              $  (5,768,194)    1,085,011         (6,792,770)          91,631
Deduct total stock-based employee
     compensation expense determined
     under fair-value-based method for
     all rewards, net of tax                        (36,000)      (36,000)          (108,000)         (94,000)
                                              --------------  -----------      -------------    -------------
                 Pro forma net earnings
                    (loss)                    $  (5,804,194)    1,049,011         (6,900,770)          (2,369)
                                              ==============  ===========       ============    =============
Diluted net earnings (loss) per
 weighted average common share:
        As reported                           $       (0.79)         0.15              (0.93)            0.01
        Pro forma                             $       (0.80)         0.14              (0.95)              --
                                              =============   ===========      =============    =============

      (c)   COMPREHENSIVE INCOME (LOSS)

            Comprehensive loss was ($5,768,566) and ($6,790,053) for the three and nine months ended September 30, 2004, respectively. Comprehensive income was $1,085,011 and $91,631 for the three and nine months ended September 30, 2003, respectively. Comprehensive income (loss) includes the Company's net earnings (loss) and the change in the foreign currency translation adjustment.

(3)   INVENTORIES

      Inventories at September 30, 2004 and December 31, 2003 consist of the following:

                           2004           2003
                       -----------     ---------
Piece goods            $    33,800        86,495
Finished goods           2,217,300     2,514,100
                       -----------     ---------
                       $ 2,251,100     2,600,595
                       ===========     =========

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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

      As of September 30, 2004, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility. Available borrowings at September 30, 2004 were $7.3 million. The arrangement expires on June 14, 2006 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout the next twelve months. As of December 31, 2003, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility.

(5)   NET EARNINGS (LOSS) PER COMMON SHARE

      Basic and diluted net earnings (loss) per common share are based on the weighted average number of common shares outstanding, which was 7,295,065 for the three and nine months ended September 30, 2004 and 2003. The effect of stock options outstanding during the three and nine months ended September 30, 2004 and 2003 was not included in the computation of diluted loss per common share because the effect would have been antidilutive.

(6)   DEFERRED TAX ASSETS

      The Company deferred tax assets relate principally to net operating loss carry forwards of approximately $30 million that expire in various amounts through 2023. During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its' assessment, management determined that expected operating results for the three-year period ending December 31, 2004 will not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief. Accordingly, the Company increased its valuation allowance for deferred tax assets by approximately $6.6 million to $11.5 million at September 30, 2004. The Company, as of September 30, 2004, has a full valuation allowance for its deferred tax assets.

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

Receivables

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of September 30, 2004, the Company has allowances for bad debts of approximately $197,000 and reserves for sales allowances of approximately $866,500.

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

Valuations of Deferred Tax Assets

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes an assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. The Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of approximately $30 million which can be utilized over the next twenty years.

During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its' assessment, management determined that operating results for the three-year period ending December 31, 2004 will not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief. Accordingly, the Company increased its valuation allowance for deferred tax assets by approximately $6.6 million to $11.5 million at September 30, 2004. The Company, as of September 30, 2004, has a full valuation allowance for its deferred tax assets. If the Company is able to realize taxable income in the future, the valuation allowance could be reduced.

OVERVIEW

In order to reverse the trend of continuing losses, the Company undertook a number of initiatives over the past few years to reduce overhead, replace certain sales and marketing personnel and exit unprofitable product lines. The Company returned to profitability in 2001 and 2002 primarily as a result of these initiatives and focusing on its core business. The Company's operations are seasonal and year to date seasonal fluctuations are in line with historical trends. Due to sales volume not meeting expectations, management believes that the Company will have a loss before income tax expense of less than $500,000 for 2004. There can be no assurance that the loss will not be greater.

The following table sets forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the three and nine months ended September 30, 2004 and 2003.

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ----------------------              ------------------
                                                          2004            2003                2004        2003
                                                         ------          ------              ------      ------
Net sales                                                 100.0%          100.0%              100.0%      100.0%
                                                         ------          ------              ------      ------
Gross profit                                               39.6            37.9                30.1        33.2
Selling, general and administrative expenses               24.0            22.1                32.3        32.9
                                                         ------          ------              ------      ------
Operating earnings (loss)                                  15.6            15.8                (2.2)        0.3
Other income, net                                           --              0.1                 0.6         0.5
Interest income, net                                        --              --                  0.1         0.1
Income tax expense                                         84.6             5.5                39.8         0.4
                                                         ------          ------              ------      ------
Net earnings (loss)                                       (69.0)%          10.4%              (41.3)%       0.5%
                                                         ======          ======              ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 2004 (2004) COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003 (2003)

Net sales. Net sales decreased 19.1% from $10.3 million in 2003 to $8.4 million in 2004, primarily as a result of lower sales to a large private label account.

Gross profit. Gross profit decreased 15.6% from $3.9 million in 2003 to $3.3 million in 2004 due to lower sales volume. As a percentage of net sales, gross profit increased from 37.9% in 2003 to 39.6% in 2004, primarily as a result of lower markdowns and discounts.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 12.0% from $2.3 million in 2003 to $2.0 million in 2004 as a result of continuous cost reduction initiatives including reduced salaries and a variety of other savings. As a percentage of net sales, SG&A increased from 22.1% in 2003 to 24.0% in 2004 due to the lower sales volume.

Other income, net. Other income, net, which consists of royalty and licensing income, was $14.8 thousand and $8.2 thousand in 2003 and 2004, respectively.

Interest income, net. Interest income, net increased from $1.3 thousand in 2003 to $5.7 thousand in 2004, as a result of higher invested balances.

Income tax expense. Income tax expense changed from $569 thousand in 2003 to $7.1 million in 2004. During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its' assessment, management determined that operating results for the three-year period ending December 31, 2004 will not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief. Accordingly, the Company increased its valuation allowance for deferred tax assets by approximately $6.6 million to $11.5 million at September 30, 2004. The Company, as of September 30, 2004, has a full valuation allowance for its deferred tax assets. Income tax expense for 2004 also includes tax expense of approximately $500 thousand related to the pre-tax profit for the quarter.

Net income (loss). Net income (loss) changed from $1.1 million earnings in 2003 to $5.8 million loss in 2004 as a result of the matters discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 (2004) COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003 (2003)

Net sales. Net sales decreased 10.4% from $18.4 million in 2003 to $16.5 million in 2004, primarily as a result of lower sales to a large private label account.

Gross profit. Gross profit decreased 18.6% from $6.1 million in 2003 to $5.0 million in 2004 due to lower sales volume. As a percentage of net sales, gross profit decreased from 33.2% in 2003 to 30.1% in 2004. Gross profit as a percentage of net sales was adversely impacted by price compression including deeper discounts to the major department stores without a corresponding decrease in the cost of goods sold and the sale of a higher percentage of products from older seasons, which were sold at lower margins in the early part of 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 12.0% from $6.1 million in 2003 to $5.3 million in 2004 as a result of continuous cost reduction initiatives including reduced salaries and a variety of other savings. As a percentage of net sales, SG&A decreased from 32.9% in 2003 to 32.3% in 2004.

Other income, net. Other income, net, which consists of royalty and licensing income, was $90.5 thousand in 2003 and $101.8 thousand in 2004.

Interest income, net. Interest income, net decreased from $23.5 thousand in 2003 to $22.4 thousand in 2004, principally as the result of lower invested balances and lower interest rates.

Income tax expense. Income tax expense changed from $68 thousand in 2003 to $6.6 million in 2004. The change is a result of the increase in the deferred tax valuation allowance discussed above.

Net income (loss). Net income (loss) changed from $91.6 thousand earnings in 2003 to $6.8 million loss in 2004 due to factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2006. The Company is required to pay an annual commitment fee of approximately $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. As of September 30, 2004, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility. Available borrowings at September 30, 2004 were $7.3 million.

During the nine months ended September 30, 2004, the Company had capital expenditures of approximately $148,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2004 are expected to be approximately $16,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of September 30, 2004 include approximately $130,000 for the remainder of 2004; $529,061 in 2005; $546,344 in 2006; $547,912 in 2007, $526,491 in 2008;
and $2,737,930 thereafter.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company throughout 2004. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at September 30, 2004.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at September 30, 2004.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Offer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

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

ITEM 6: EXHIBITS

(a)   Exhibits

            31.1 Section 302(a) certification of Michael H. Lerner, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, dated November 11, 2004.

            31.2 Section 302(a) certification of S. E. Melvin Hecht, Vice Chairman of the Board of Directors, Chief Financial Officer and Treasurer of the Company, dated November 11, 2004.

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

Date: November 11, 2004                    /s/ S. E. Melvin Hecht
                                           -------------------------------------
                                           S. E. Melvin Hecht
                                           Vice Chairman,
                                           Chief Financial Officer and Treasurer