Form 10-K
period 2004-12-31
MARISA CHRISTINA INC
filed 2005-03-23
CIK 923149

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 2004
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ______________ to ____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The aggregate market value of the registrant's common stock as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter (based upon the closing sale price of Marisa Christina's common stock as reported by NASDAQ National Market on that date), excluding outstanding shares beneficially owned by executive officers and directors of Marisa Christina, was approximately $5.2 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Form 10-K. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                Class                              Outstanding at March 17, 2005
                -----                              -----------------------------
Common stock, par value $0.01 per share                  7,295,065 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Marisa Christina, Incorporated (the "Company" or "Marisa") designs, manufactures, sources and markets a broad line of high quality clothing for women primarily under the Marisa Christina (TM) label. The Company operates in one business segment.

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

Principal Product Lines

The Company is best known for its high quality sweaters characterized by modern styling, unique details, exciting yarns and textures, and special occasion designs. Marisa Christina's product line has evolved into a true sportswear offering that also includes a selection of other styles encompassing knitted and casual garments and complementary pieces such as skirts, slacks and jackets, which are also produced in petite and large sizes. Suggested retail prices for Marisa Christina products generally range from $80.00 to $140.00 for a sweater, $40.00 to $60.00 for a specialty T-shirt and $50.00 to $100.00 for a woven skirt or pants.

Marisa offers four "lines" per year. These are marketed under two primary labels: Marisa Christina and Christina Rotelli. Each of the four offerings cover various seasons, i.e., fall, holiday, resort and spring. Fabrications vary from cotton and linen blends to synthetic and wool blends depending upon the season. Each season consists of approximately 140 styles organized into approximately eight to twelve groupings. In addition, the Company offers private label and exclusive merchandise under various labels. Exclusive and private label merchandise is an important factor in Marisa Christina's overall offerings.

In each selling season, the Company also offers a selection of complementary blouses, skirts, pants, and jackets, which, when combined with sweaters, create complete outfits. The Company estimates that approximately 90% of Marisa Christina customers order complementary pieces, and it is Marisa Christina's policy to sell these orders as a group so that it can create a single, unified display of merchandise. In addition, certain designs and colors are designated as exclusive merchandise for customers seeking to differentiate themselves from other retailers by creating brand identity and signature looks.

Design, Production, and Raw Materials

The Company has a staff of 6 designers and merchandisers located in New York City and 5 merchandisers located in Hong Kong. The staff is divided into independent teams, each of which is responsible for certain labels and for creating several groupings each season, which include knitwear and complementary pieces. As the Company expands its product line to incorporate new design and merchandising concepts, it hires designers and freelancers with expertise in the new product area. Designers are selected based upon their experience, their ability to create interesting and original designs, and their expertise in knitting techniques and technology. The Company believes that its ability to create fresh and original designs while maintaining the "look" of each of its labels is critical for success.

The design staff constantly monitors emerging trends in fashions and popular culture and may travel during the year in order to stay abreast of new designs and trends. The Company also subscribes to design services that summarize fashion trends worldwide. The design process generally requires ten to twelve weeks from the initial concept stage to completion of sample garments for a seasonal offering. The process begins with concept boards, developed by the Company's design staff, showing style and color ideas. After review by senior executives and sales staff, certain concept boards are selected for further development. From these selections, new boards are created showing detailed designs for garments and, after further review, drawings are selected to be produced as prototype samples. The Company's merchandisers in Hong Kong, as well as agents throughout Europe and Asia, work with manufacturers in executing and correcting all prototype samples. Prototype samples are reviewed by the design staff, as well as senior executives and sales staff, before final showroom samples are created, which generally requires six to eight weeks.

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

Sales and Marketing

Marisa Christina has a direct sales force of 6 full-time salespersons located in its New York showroom who are compensated on a salaried basis. The direct sales force is responsible for Marisa Christina's large department store and specialty store chain accounts. Marisa Christina also utilizes independent sales representatives who market Marisa Christina products to independent specialty stores and boutiques and are compensated on a commission basis. In many cases, these representatives also market products of other non-competing apparel companies that have been approved by the Company. In addition, Marisa Christina has a licensing arrangement in Japan.

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

Trademarks

The Company owns all rights, title and interest in Marisa Christina and its other trademarks. Marisa Christina's trademarks are registered in the U.S. Patent and Trademark Office and also in many foreign countries.

The Company diligently and vigorously protects its original designs against infringement.

Seasonality

The Company's business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company's largest selling season and Holiday, the Company's next largest season, are shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company's lower volume selling seasons, are shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in the other selling seasons. In 2004, net sales of the Company's products were $5.6 million in the first quarter, $2.5 million in the second quarter, $8.4 million in the third quarter and $5.5 million in the fourth quarter.

Customers

The Company's products are currently sold in approximately 2,800 individual stores by over 1,390 retailers. Approximately 51% of the Company's 2004 net sales consisted of sales to specialty stores and specialty store chains, including Talbots and Coldwater Creek, and 29% consisted of sales to department stores, including Saks Incorporated, Dillards and Lord & Taylor. The balance was sold to catalog merchandisers, off-price retailers and others. In 2004, Saks Incorporated, Dillards and QVC accounted for approximately 10%, 8% and 7%, respectively, of the Company's net sales and were the only customers that individually accounted for more than 5% of the Company's net sales.

Backlog Orders

At January 31, 2005, the Company had unfilled customer orders of approximately $7.8 million compared with $10.2 million at January 31, 2004. Because the amount of backlog at a particular time is a function of a number of factors, including scheduling of independent contractors and the shipping of orders to the Company's customers, a comparison of backlog from period to period is not necessarily meaningful or indicative of actual sales. In addition, actual sales resulting from backlog may be reduced by trade discounts and allowances. The Company's experience has been that cancellations, rejections and returns of orders do not materially reduce the amount of sales realized from its backlog.

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

Employees

As of December 31, 2004, the Company employed approximately 60 people, including 3 executives, 8 persons in sales, retail, marketing and advertising, 11 persons in design and merchandising, 20 persons in administration, 10 persons in quality control and finishing and 8 persons in production. All employees are nonunion and management believes its relations with all employees are good.

AVAILABLE INFORMATION

Interested persons may obtain copies of filings the Company has made with the Securities and Exchange Commission (SEC) through the Company's website www.marisachristina.com or the SEC website www.sec.gov. Investors and other parties with questions, including requests for the Company's filings with the SEC (available without charge) should direct requests in writing to S.E. Melvin Hecht, Chief Financial Officer, Marisa Christina, Inc., 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601 or mhecht@marisachristina.com.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 8101 Tonnelle Avenue, North Bergen, New Jersey 07047-4601. As of December 31, 2004, the general location, use and approximate size of the Company's principal properties, all of which are leased, are set forth below:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter under the symbol MRSA. Prior to December 27, 2004, the Company's Common Stock was traded on the NASDAQ National Market. The table below presents the high and low bid prices for the Common Stock for each quarter during the two years ended December 31, 2004. The quotations in the table represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                      2004
           -------------------------
QUARTER        HIGH          LOW
-------    -----------    ----------
First      $      2.00       1.46
Second            1.67       1.09
Third             1.45       1.09
Fourth            1.75       0.86

                      2003
           -------------------------
QUARTER        HIGH          LOW
-------    -----------    ----------
First      $      1.71       1.00
Second            1.78       1.17
Third             1.76       1.26
Fourth            2.49       1.00

While the Company has delisted from NASDAQ, it has not deregistered from reporting with the Securities and Exchange Commission (SEC) at this time. The Company is still in the process of evaluating opportunities and alternatives for the benefit of the Company and its stockholders. These could include sales, mergers, acquisitions, divestitures, recapitalizations, share repurchases or similar transactions; there can be no assurances the Company will be successful, and there can be no assurance that the Company will decide to proceed with any such transaction. Also, there can be no assurance that the Company will not deregister from the SEC in the future.

HOLDERS OF COMMON STOCK

The number of shareholders of record of the Company's Common Stock as of March 9, 2005, was 47. The Company believes there are approximately 530 beneficial holders of the Company's Common Stock.

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

                                                                 YEARS ENDED DECEMBER 31
                                            ------------------------------------------------------------------
                                               2004           2003          2002          2001          2000
                                            ----------      --------      --------      --------      --------
Net sales (1)                               $   22,032        23,393        26,975        34,126        57,985
Gross profit                                     6,623         7,125         9,243        10,817        12,194
Selling, general, and administrative
     expenses                                    7,201         7,952         8,451        10,422        16,703
Outlet store closing costs                          --            --            --            --         1,005
Operating income (loss)                           (579)         (826)          792           395        (5,515)
Income (loss) before income taxes                 (376)         (641)        1,045           629       (13,725)
Income tax expense (benefit)                     6,578          (210)       (6,249)          (17)          437
Net income (loss)                               (6,955)         (431)        7,294           646       (14,162)
Basic and diluted net income (loss) per
     common share                                (0.95)        (0.06)         1.00          0.09         (1.82)

Basic and diluted weighted average
     common shares outstanding                   7,295         7,295         7,295         7,298         7,761

                                                                         DECEMBER 31
                                            ------------------------------------------------------------------
                                               2004           2003          2002          2001          2000
                                            ----------      --------      --------      --------      --------
Working capital                             $    7,498         8,725         9,224         7,373         6,556
Total assets                                     9,116        16,476        17,167         9,199        10,355
Stockholders' equity                             7,815        14,768        15,201         7,907         7,268

(1) Net sales for the year ended December 31, 2000 include net sales of $18.7 million from the Company's Flapdoodles division, which the Company sold in December 2000.

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

OVERVIEW

Over the past four years, the Company has undertaken a number of initiatives to focus resources, improve profitability and return the Company to its core business and history of success. These initiatives had returned the Company to profitable operations in 2001 and 2002, but softer demand for the Company's product in 2003 and 2004 led to operating losses. The softer retail economy has hurt margins during this period as customers required greater discounts and markdowns to move the product at the retail level. The Company has reduced selling, general and administrative expenses by $3.2 million over the last four years, primarily related to the closing of two unprofitable divisions, but also related to reducing operating costs commensurate with the size of the business.

Over most of the past four years, the Company's focus has been to eliminate unprofitable lines and reduce operating costs. During 2003, the senior management sharpened its focus on rebuilding the volume of the core business. In this regard, the sales function was restructured by hiring a new group of highly experienced people and realigning the sales function by dividing it into the Company's three main distribution channels (i.e., department stores, specialty stores and private label customers). The Company's new sales leadership is establishing tools to analyze profitability by customer for each of its selling locations in order to provide merchandise mixes for each retail location based on their consumer profile. Management believes that these initiatives together with a stronger retail economy will enable the Company to return to profitable operations in 2005.

While the Company's plans for the future are not dependent on one single strategy, the possible failure of a large number of new initiatives could have an adverse impact on profitability. In addition, the Company's results are heavily dependent upon demand for its Fall and Holiday product lines. In 2004, sales of Fall and Holiday product represented 57% of the Company's net sales. Should the Company's customers not react positively to styles offered by the Company for the 2005 Fall and Holiday seasons or should the retail economy not improve, the Company may not be able to return to profitable operations in 2005.

Management believes the Company's balance sheet is strong. Cash at December 31, 2004 was over $5.4 million and total liabilities were $1.3 million. At December 31, 2004, the Company had no outstanding long-term debt and available borrowings of $3.2 million under a line of credit arrangement. During 2004, the Company had no borrowings outstanding under the line of credit. In addition, the Company has a Federal tax loss carryforward of approximately $30 million, which can be utilized in various amounts through 2024. This should meaningfully limit the amount of cash taxes the Company will owe on its taxable earnings, which may enhance future cash flows.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's most critical accounting policies relate to estimates related to allowances for uncollectible receivables, customer sales allowances, valuation of inventories and valuation allowances for deferred tax assets.

Receivables

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of December 31, 2004, the Company had allowances for bad debts of approximately $192 thousand and allowances for sales incentives, promotional activities and trade discounts of approximately $1.0 million.

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

During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its' assessment, management determined that operating results for the three-year period ended December 31, 2004 would not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief. Accordingly, the Company increased its valuation allowance for deferred tax assets by approximately $6.4 million to $11.3 million during the quarter ended September 30, 2004. The Company, as of December 31, 2004, had a full valuation allowance for its deferred tax assets. If the Company is able to realize taxable income in the future, the valuation allowance could be reduced.

RESULTS OF OPERATIONS

The following table sets forth the Company's operating results for the years ended December 31, 2004, 2003, and 2002.

                                                   PERCENTAGE                       PERCENTAGE                      PERCENTAGE
                                                     OF NET                           OF NET                          OF NET
                                       2004          SALES             2003           SALES           2002            SALES
                                  -------------    ----------     -------------     ----------    -------------     ----------
Net sales                         $  22,032,019         100.0%    $  23,393,152          100.0%   $  26,975,402          100.0%
                                  -------------    ----------     -------------     ----------    -------------     ----------
Gross profit                          6,622,687          30.1         7,125,323           30.5        9,242,637           34.3
Selling, general, and
    administrative expenses           7,201,490          32.7         7,951,734           34.0        8,450,776           31.3
                                  -------------    ----------     -------------     ----------    -------------     ----------

      Operating income (loss)          (578,803)         (2.6)         (826,411)          (3.5)         791,861            2.9

Interest income, net                     31,417           0.1            21,490            0.1           63,570            0.2
Other income, net                       171,005           0.8           163,850            0.7          189,953            0.7
Income tax expense (benefit)          6,578,464          29.9          (209,703)          (0.9)      (6,248,900)         (23.2)
                                  -------------    ----------     -------------     ----------    -------------     ----------

      Net income (loss)           $  (6,954,845)        (31.6)%   $    (431,368)          (1.8)%  $   7,294,284           27.0%
                                  =============    ==========     =============     ==========    =============     ==========

YEAR ENDED DECEMBER 31, 2004 (2004) COMPARED WITH YEAR ENDED DECEMBER 31, 2003
(2003)

Net sales. Net sales decreased 5.8%, from $23.4 million in 2003 to $22.0 million in 2004, primarily as a result of lower sales to a large private label account. Three customers accounted for 25% of the Company's net sales in 2004 and three customers accounted for 34% of the Company's net sales in 2003

Gross profit. Gross profit decreased 7.1%, from $7.1 million in 2003 to $6.6 million in 2004. As a percentage of net sales, gross profit decreased from 30.5% in 2003 to 30.1% in 2004, due to a slight change in product mix.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 9.4%, from $8.0 million in 2003 to $7.2 million in 2004, primarily as a result of reduced salaries and cost reduction initiatives. As a percentage of net sales, SG&A decreased from 34.0% in 2003 to 32.7% in 2004.

Interest income, net. Interest income, net increased from $21.5 thousand in 2003 to $31.4 thousand in 2004, primarily as the result of higher average invested cash balances and higher interest rates.

Other income, net. Other income, net, which consists primarily of royalty and licensing income, increased 4.4% from $163.9 thousand in 2003 to $171.0 thousand in 2004 due to higher licensee sales.

Income tax expense. Income tax expense changed from a benefit of $209.7 thousand in 2003 to an expense of $6.6 million in 2004. During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its' assessment, management determined that operating results for the three-year period ended December 31, 2004 would not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief. Accordingly, the Company increased its valuation allowance for deferred tax assets by approximately $6.4 million to $11.3 million during the quarter ended September 30, 2004. The Company, as of December 31, 2004, had a full valuation allowance for its deferred tax assets.

Net income (loss). Net loss was $431.4 thousand in 2003 compared to net loss of $7.0 million in 2004 due to factors discussed above.

YEAR ENDED DECEMBER 31, 2003 (2003) COMPARED WITH YEAR ENDED DECEMBER 31, 2002
(2002)

Net sales. Net sales decreased 13.3%, from $27.0 million in 2002 to $23.4 million in 2003, primarily as a result of flat or slightly lower sales to existing customers and due to the closing of a division. Three customers accounted for 34% of the Company's net sales in 2003 and two customers accounted for 29% of the Company's net sales in 2002.

Gross profit. Gross profit decreased 22.8%, from $9.2 million in 2002 to $7.1 million in 2003. As a percentage of net sales, gross profit decreased from 34.3% in 2002 to 30.5% in 2003, primarily as a result of higher markdowns and discounts.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 5.9%, from $8.5 million in 2002 to $8.0 million in 2003, primarily as a result of cost reduction initiatives and closing of a division. As a percentage of net sales, SG&A increased from 31.3% in 2002 to 34.0% in 2003.

Interest income, net. Interest income, net decreased from $63.6 thousand in 2002 to $21.5 thousand in 2003, primarily as the result of lower average invested cash balances and lower interest rates.

Other income, net. Other income, net, which consists primarily of royalty and licensing income, decreased 13.7% from $190.0 thousand in 2002 to $163.9 thousand in 2003 due to lower licensee sales.

Income tax benefit. Income tax benefit was $209.7 thousand in 2003 primarily as a result of the Company's 2003 net operating loss, partially offset by current state income taxes. Income tax benefit was $6.2 million in 2002 primarily as a result of the Company decreasing the valuation allowance related to its deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company's assets, primarily trade accounts receivable and inventories, and bear interest at the prime rate plus 0.75%. The arrangement expires on June 14, 2006. There were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility at December 31, 2004. Available borrowings at December 31, 2004 were $3.2 million. The Company expects to have sufficient financing and funds generated by operations to meet its working capital needs throughout 2005.

During 2004, the Company had capital expenditures of approximately $150 thousand, primarily to upgrading computer systems. Capital expenditures for 2005 are expected to be $100 thousand. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's line of credit facility.

The following table summarizes the Company's contractual cash obligations as of December 31, 2004:

                                           CONTRACTUAL OBLIGATIONS
                           ------------------------------------------------------
                              LESS THAN         1 - 3        3 - 5      MORE THAN
                               1 YEAR           YEARS        YEARS       5 YEARS       TOTAL
                           ---------------    ---------    ---------    ---------    ---------
Long-term debt             $            --           --           --           --           --
Operating leases (A)               530,000    1,094,000    1,067,000    2,197,000    4,888,000
Purchase obligations for
      inventory (B)              3,000,000           --           --           --    3,000,000
                           ---------------    ---------    ---------    ---------    ---------
                           $     3,530,000    1,094,000    1,067,000    2,197,000    7,888,000
                           ===============    =========    =========    =========    =========

(A)   See note 8 to the consolidated financial statements.

(B) The Company generally does not make unconditional, noncancelable purchase commitments for goods and services other than inventory. The Company enters into other purchase orders in the normal course of business, but they do not exceed one-year terms. Other purchase commitments are not significant.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not enter into any off-balance sheet arrangements during 2004 or 2003, nor did the Company have any off-balance sheet arrangements at December 31, 2004.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense was not and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of December 31, 2004, there were no borrowings under its credit facility and there was no interest expense in 2004.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was $140,000 at December 31, 2004.

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGE
Report of Independent Registered Public Accounting Firm                          14

Consolidated Financial Statements:

    Consolidated Balance Sheets -- December 31, 2004 and 2003                    15

    Consolidated Statements of Operations and Comprehensive Income (Loss) --
       Years ended December 31, 2004, 2003, and 2002                             16

    Consolidated Statements of Stockholders' Equity --
       Years ended December 31, 2004, 2003, and 2002                             17

    Consolidated Statements of Cash Flows --
       Years ended December 31, 2004, 2003, and 2002                             18

Notes to Consolidated Financial Statements                                       19

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Marisa Christina, Incorporated:

We have audited the accompanying consolidated balance sheets of Marisa Christina, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marisa Christina, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland
March 17, 2005

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003

                                                                              2004                2003
                                                                          ------------         ----------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                            $  5,438,218          4,845,410
     Trade accounts receivable, less allowance for doubtful accounts
        of $192,381 in 2004 and $296,043 in 2003                             1,994,327          1,678,686
     Inventories                                                             1,199,675          2,600,595
     Deferred taxes                                                                  -            800,000
     Prepaid expenses and other current assets                                 166,885            508,537
                                                                          ------------         ----------
                 Total current assets                                        8,799,105         10,433,228

Property and equipment, net                                                    236,651            235,547
Noncurrent deferred taxes                                                            -          5,752,240
Other assets                                                                    80,094             55,133
                                                                          ------------         ----------
                 Total assets                                             $  9,115,850         16,476,148
                                                                          ============         ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                               $    892,792          1,503,118
     Income taxes payable                                                       22,600                  -
     Accrued expenses and other current liabilities                            385,861            205,307
                                                                          ------------         ----------
                 Total current liabilities                                   1,301,253          1,708,425
                                                                          ------------         ----------
Stockholders' equity:
     Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
        none issued                                                                  -                  -
     Common stock, $0.01 par value. Authorized 15,000,000 shares;
        issued 8,586,769 shares in 2004 and 2003                                85,868             85,868
     Additional paid-in capital                                             31,664,680         31,664,680
     Accumulated other comprehensive loss                                      (58,002)           (59,721)
     Accumulated deficit                                                   (19,773,673)       (12,818,828)
     Treasury stock, 1,291,704 common shares, at cost                       (4,104,276)        (4,104,276)
                                                                          ------------         ----------
                 Total stockholders' equity                                  7,814,597         14,767,723
Commitments and contingencies (notes 5, 8, and 13)
                                                                          ------------         ----------
                 Total liabilities and stockholders' equity               $  9,115,850         16,476,148
                                                                          ============         ==========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)

                  Years ended December 31, 2004, 2003, and 2002

                                                            2004                2003               2002
                                                        ------------         ----------         ----------
Net sales                                               $ 22,032,019         23,393,152         26,975,402
Cost of goods sold                                        15,409,332         16,267,829         17,732,765
                                                        ------------         ----------         ----------
                 Gross profit                              6,622,687          7,125,323          9,242,637
Selling, general, and administrative expenses              7,201,490          7,951,734          8,450,776
                                                        ------------         ----------         ----------
                 Operating income (loss)                    (578,803)          (826,411)           791,861
Interest income, net                                          31,417             21,490             63,570
Other income, net                                            171,005            163,850            189,953
                                                        ------------         ----------         ----------
                 Income (loss) before income taxes          (376,381)          (641,071)         1,045,384
Income tax expense (benefit)                               6,578,464           (209,703)        (6,248,900)
                                                        ------------         ----------         ----------
                 Net income (loss)                        (6,954,845)          (431,368)         7,294,284
Other comprehensive income (loss), net of tax -
     foreign currency translation adjustment                   1,719             (1,539)              (258)
                                                        ------------         ----------         ----------
                 Comprehensive income (loss)            $ (6,953,126)          (432,907)         7,294,026
                                                        ============         ==========         ==========
Basic and diluted net income (loss) per
     weighted average common share                      $      (0.95)             (0.06)              1.00
                                                        ============         ==========         ==========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2004, 2003, and 2002



                                                                           ACCUMULATED
                                      COMMON STOCK          ADDITIONAL        OTHER
                                 -----------------------     PAID-IN      COMPREHENSIVE  ACCUMULATED    TREASURY
                                  SHARES       AMOUNT        CAPITAL          LOSS         DEFICIT        STOCK          TOTAL
                                 ---------   -----------    ----------    -------------  -----------   -----------     ----------
Balance at December 31, 2001     8,586,769   $    85,868    31,664,680       (57,924)   (19,681,744)    (4,104,276)     7,906,604
Net income                               -             -             -             -      7,294,284              -      7,294,284
Other comprehensive loss                 -             -             -          (258)             -              -           (258)
                                 ---------   -----------    ----------        ------     ----------      ---------     ----------
Balance at December 31, 2002     8,586,769        85,868    31,664,680       (58,182)   (12,387,460)    (4,104,276)    15,200,630
Net loss                                 -             -             -             -       (431,368)             -       (431,368)
Other comprehensive loss                 -             -             -        (1,539)             -              -         (1,539)
                                 ---------   -----------    ----------        ------     ----------      ---------     ----------
Balance at December 31, 2003     8,586,769        85,868    31,664,680       (59,721)   (12,818,828)    (4,104,276)    14,767,723
Net loss                                 -             -             -             -     (6,954,845)             -     (6,954,845)
Other comprehensive income               -             -             -         1,719              -              -          1,719
                                 ---------   -----------    ----------        ------     ----------      ---------     ----------
Balance at December 31, 2004     8,586,769   $    85,868    31,664,680       (58,002)   (19,773,673)    (4,104,276)     7,814,597
                                 =========   ===========    ==========        ======     ==========      =========     ==========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2004, 2003, and 2002

                                                        2004            2003           2002
                                                     -----------      ---------     ----------
Cash flows from operating activities:
     Net income (loss)                               $(6,954,845)      (431,368)     7,294,284
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
           Depreciation and amortization                 148,830        141,028        149,213
           Deferred income tax expense (benefit)       6,552,240       (262,240)    (6,290,000)
           Bad debt expense                              119,000        280,000        159,321
           Changes in assets and liabilities:
              Trade accounts receivable                 (434,641)     1,604,241       (561,975)
              Inventories                              1,400,920       (757,405)      (100,355)
              Prepaid expenses and other assets          316,691       (134,754)       131,437
              Trade accounts payable                    (610,326)        (3,461)       673,142
              Accrued expenses and other
                 current liabilities                     204,873       (255,810)           945
                                                     -----------      ---------     ----------
                 Net cash provided by operating
                    activities                           742,742        180,231      1,456,012
Cash used in investing activities - purchases
     of property and equipment                          (149,934)       (56,435)       (65,000)
                                                     -----------      ---------     ----------
                 Net increase in cash and cash
                    equivalents                          592,808        123,796      1,391,012
Cash and cash equivalents at beginning of year         4,845,410      4,721,614      3,330,602
                                                     -----------      ---------     ----------
Cash and cash equivalents at end of year             $ 5,438,218      4,845,410      4,721,614
                                                     ===========      =========     ==========
Cash paid during the year for:
     Income taxes                                    $    26,814         45,400         41,100
                                                     ===========      =========     ==========
     Interest                                        $         -          4,600              -
                                                     ===========      =========     ==========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   DESCRIPTION OF BUSINESS

            Marisa Christina, Incorporated and subsidiaries (the Company) designs, manufactures, sources and markets a broad line of high quality "better" clothing for women primarily under the Marisa Christina(TM) label and other labels.

      (b)   PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of Marisa Christina, Incorporated and its subsidiaries, each of which is wholly owned. Significant intercompany accounts and transactions are eliminated in consolidation.

      (c)   CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2004 and 2003, approximately $5.3 million and $4.6 million, respectively, were on deposit with a finance company, which earns interest at a rate of 3% below prime rate. Such amounts are not insured by the FDIC.

      (d)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of December 31, 2004 and 2003, the Company's allowances for sales incentives, promotional activities and trade discounts were approximately $1,031,000 and $1,328,000, respectively. Such amounts are recorded as reductions to accounts receivable.

      (e)   INVENTORIES

            Inventories are stated at the lower of cost, by the first-in, first-out method, or market.

      (f)   PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the respective assets (which range from five years to seven years) or, where applicable, the term of the lease, if shorter. Additions to property and equipment, as well as major renewals and betterments, are capitalized. The costs of maintenance and repairs are charged to operations as incurred. Depreciation and amortization expense for the years ended December 31, 2004, 2003, and 2002 was approximately $143,000, $141,000 and
            $149,000, respectively, which was recorded in selling, general and administrative expense each year.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

      (g)   LONG-LIVED ASSETS

            Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

      (i)   ADVERTISING

            The Company expenses advertising as incurred. Advertising expense was $114,000 in 2004, $298,000 in 2003 and $164,000 in 2002.

      (j)   SHIPPING AND HANDLING EXPENSE

            Shipping and handling costs are included as a component of selling, general and administrative expenses. Shipping and handling costs were $583,036 in 2004, $683,946 in 2003 and $773,675 in 2002.

      (k)   NET INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE

            Basic and diluted net income (loss) per weighted average common share is based on the weighted average number of common shares outstanding, which were 7,295,065 for 2004, 2003 and 2002. The effect of stock options outstanding were not included in the computation of diluted net income (loss) per share because the effect would have been antidilutive.

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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

      (m)   STOCK OPTION PLAN

            The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for 2004, 2003 and 2002:

                                             2004          2003        2002
                                          -----------    --------    ---------
Net income (loss), as reported            $(6,954,845)   (431,368)   7,294,284
Deduct total stock-based employee
     compensation expense determined
     under fair-value-based method for
     all rewards, net of tax                 (139,000)   (136,000)    (130,000)
                                          -----------    --------    ---------
        Pro forma net income (loss)       $(7,093,845)   (567,368)   7,164,284
                                          ===========    ========    =========
Basic and diluted net income (loss) per
     weighted average common share
        As reported                       $     (0.95)      (0.06)        1.00
        Pro forma                         $     (0.97)      (0.08)        0.98
                                          ===========    ========    =========

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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

      (p)   RECENTLY ISSUED ACCOUNTING STANDARDS

            In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting. The Company is required to adopt SFAS No. 123(R) as of July 1, 2005. Adoption is not expected to have a material impact on the Company's results of operations.

(2)   INVENTORIES

      Inventories at December 31, 2004 and 2003 consist of the following:

                    2004         2003
                 ----------   ------------
Piece goods      $   31,815       86,495
Finished goods    1,167,860    2,514,100
                 ----------   ----------
                 $1,199,675    2,600,595
                 ==========   ==========

      Based on management's assumptions and estimates relating to future operations, the Company has reduced its inventory value for slow moving inventory at December 31, 2004 and 2003. Actual results could differ from those estimates.

(3)   PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets at December 31, 2004 and 2003 consist of the following:

                         2004       2003
                       --------    -------
Prepaid expenses       $116,664    371,889
Nontrade receivables     50,221    136,648
                       --------    -------
                       $166,885    508,537
                       ========    =======

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

(4)   PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2004 and 2003 consist of the following:

                                                   2004       2003
                                                 --------    -------
Computer equipment and software                  $406,971    338,862
Furniture and fixtures                            145,965    136,382
Leasehold improvements                            251,012    251,012
                                                 --------    -------
                 Total                            803,948    726,256

Less accumulated depreciation and amortization    567,297    490,709
                                                 --------    -------
                                                 $236,651    235,547
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

      As of December 31, 2004 and 2003, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit outstanding under the credit facility. Available borrowings at December 31, 2004 were approximately $3.2 million. The arrangement expires on June 14, 2006 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2005.

(6)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities at December 31, 2004 and 2003 consist of the following:

                           2004        2003
                         --------    -------
Accrued compensation     $148,303     27,172
Other accrued expenses    237,558    178,135
                         --------    -------
                         $385,861    205,307
                         ========    =======

(7)   RETIREMENT PLAN

      The Company sponsors a 401(k) profit sharing plan for the benefit of all eligible employees. Profit sharing expense was $69,031 in 2004, $63,255 in 2003 and $67,599 in 2002.

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

(8)   LEASES

      The Company is committed under various noncancelable operating leases for office, showroom and design space. The leases expire on various dates through 2013. Future annual minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows:

2005                                                       $          529,061
2006                                                                  546,344
2007                                                                  547,912
2008                                                                  526,491
2009                                                                  540,185
Thereafter                                                          2,197,746
                                                           ------------------
                                                           $        4,887,739
                                                           ==================

      Total rent expense charged to operations was $590,000 in 2004, $703,000 in 2003 and $624,000 in 2002.

(9)   STOCK OPTION PLAN

      The Company sponsors an incentive stock ownership plan (Plan) that provides for the grant of up to 900,000 options to purchase shares of the Company's common stock at fair market value on the dates of grant. Options generally vest over a five-year period and are exercisable over a ten-year period from the dates of grant. At December 31, 2004, there were 206,460 additional shares available for grant and 894,910 shares reserved for issuance under the plan.

      A summary of the changes in options outstanding and exercisable under the Plan, including the weighted average exercise prices per share follows:

                                 WEIGHTED AVERAGE        NUMBER OF
                                 PER SHARE PRICE          SHARES
                                 ----------------        ---------
December 31, 2001                    $   1.88             468,450
     Granted                             1.43             259,000
     Forfeited                           1.43              (5,000)
                                                          -------
December 31, 2002                        1.72             722,450
     Granted                             1.39              79,000
     Forfeited                           1.78             (45,000)
                                                          -------
December 31, 2003                        1.68             756,450
     Granted                             1.13              19,150
     Forfeited                           1.83             (87,150)
                                                          -------
December 31, 2004                    $   1.65             688,450
                                                          =======
Options exercisable:
     December 31, 2002               $   1.88             330,450
     December 31, 2003               $   1.83             420,250
     December 31, 2004               $   1.75             484,850

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

      Weighted average characteristics of outstanding and exercisable stock options as of December 31, 2004 were as follows:

                                     AVERAGE
                      NUMBER        REMAINING      NUMBER
  EXERCISE         OF OPTIONS      CONTRACTUAL   OF OPTIONS
   PRICE           OUTSTANDING        LIFE       EXERCISABLE
------------       -----------     -----------   -----------
$       1.88         356,300        3.5 years      356,300
        1.43         234,000        7.0 years       93,600
        1.39          79,000        8.5 years       15,800
        1.13          19,150        9.5 years       19,150

      In October 1999, the Company repriced 153,450 options to $1.88 per share.

      The per share weighted average fair value of the stock options granted during 2004, 2003 and 2002, using the Black Scholes option-pricing model with the following weighted average assumptions, was $0.78, $1.03 and $1.11 per share, respectively.

                                  2004                 2003                  2002
                                 -------              -------               -------
Risk-free interest rate           1.3%                  1.0%                  2.0%
Volatility                         75%                   83%                   89%
Expected life                    7 years              7 years               7 years
Expected dividend yield             0%                    0%                    0%

(10)  INCOME TAXES

      The components of income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 were as follows:

                            2004           2003         2002
                         -----------     --------     ----------
Current:
     Federal             $         -            -              -
     State and local          26,224       52,537         41,100
                         -----------     --------     ----------
                              26,224       52,537         41,100
                         -----------     --------     ----------
Deferred:
     Federal               5,897,016     (217,076)    (5,786,416)
     State and local         655,224      (45,164)      (503,584)
                         -----------     --------     ----------
                           6,552,240     (262,240)    (6,290,000)
                         -----------     --------     ----------
                         $ 6,578,464     (209,703)    (6,248,900)
                         ===========     ========     ==========

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

The tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities that are included in the net deferred tax assets at December 31, 2004 and 2003 were as follows:

                                                                  2004              2003
                                                              -------------     -----------
Deferred tax assets:
  Uniform inventory capitalization                            $      28,348          44,056
  Accrued expenses and other assets and liabilities                 435,755         567,586
  Federal and state net operating losses                         10,811,116      10,795,728
  Depreciation on property and equipment                             17,806              --
                                                              -------------     -----------
              Total gross deferred tax assets                    11,293,025      11,407,370
Valuation allowance                                             (11,293,025)     (4,855,130)
                                                              -------------     -----------
              Net deferred tax asset                          $          --       6,552,240
                                                              =============     ===========

At December 31, 2004, the Company had Federal net operating loss carryforwards of approximately $30 million, which expire in various amounts through 2024.

The Company's deferred tax assets relate principally to net operating losses, which included losses on the disposal of two divisions in 1999 and 2000. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its assessment, management determined that operating results for the three-year period ended December 31, 2004 would not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief. Accordingly, the Company increased its valuation allowance for deferred tax assets by approximately $6.4 million. As of December 31, 2004, the Company had a full valuation allowance for its deferred tax assets.

A reconciliation of the income tax benefit and the amounts computed by applying the Federal income tax rate of 34% to income (loss) before income tax benefit is as follows for the years ended December 31, 2004, 2003 and 2002:

                                                  2004            2003              2002
                                              ------------    ------------      -----------
Income tax (benefit) on income (loss)
  before income tax expense computed
  at statutory rate
State and local income tax                    $   (127,970)       (217,964)         355,431
State and local income tax                          17,308           4,868           41,100
Change in valuation allowance                    6,437,895              --       (6,612,142)
Other                                              251,231           3,393          (33,289)
                                              ------------    ------------      -----------
                                              $  6,578,464        (209,703)      (6,248,900)
                                              ============    ============      ===========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

(11) BUSINESS RISKS AND CREDIT CONCENTRATIONS

      A significant amount of the Company's product lines are produced in The People's Republic of China. The Company's operations with respect to these product lines may be significantly affected by economic, political, governmental and labor conditions in The People's Republic of China until alternative sources of production can be found.

      The Company's products are sold principally in the United States to apparel retailers operating in the department and specialty store segments. Three customers accounted for 25% of the Company's net sales in 2004, three customers accounted for 34% of the Company's net sales in 2003 and two customers accounted for 29% of the Company's net sales in 2002.

      Receivables from two customers represented approximately 21% and 28% of accounts receivable at December 31, 2004 and 2003, respectively. Two customer balances exceeded $240,000 at December 31, 2004. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimates of its uncollectible receivables.

(12) UNAUDITED QUARTERLY INFORMATION (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)


                                                       THREE MONTHS ENDED                     YEAR
                                      ---------------------------------------------------     ENDED
                                       MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31   DECEMBER 31
                                      ----------   ---------   ------------   -----------   -----------
2004:
  Net sales                           $    5,621     2,498         8,366         5,547        22,032
  Gross profit                             1,422       238         3,310         1,653         6,623
  Operating income (loss)                   (426)   (1,234)        1,299          (218)         (579)
  Net loss                                  (276)     (748)       (5,768)         (163)       (6,955)
  Basic and diluted net loss per
    common share                           (0.04)    (0.10)        (0.79)        (0.02)        (0.95)
2003:
  Net sales                           $    5,306     2,753        10,347         4,987        23,393
  Gross profit                             1,777       405         3,924         1,019         7,125
  Operating income (loss)                   (344)   (1,249)        1,639          (872)         (826)
  Net income (loss)                         (287)     (706)        1,085          (523)         (431)
  Basic and diluted net income
    (loss) per common share                (0.04)    (0.10)         0.15         (0.07)        (0.06)

      The third quarter of 2004, includes the $6.4 million expense from the increase in the Company's deferred income tax valuation allowance (see note 10).

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

      NAME                 AGE                               POSITION
------------------       ------      ---------------------------------------------------------------
Michael H. Lerner          60        Chairman of the Board of Directors, Chief Executive Officer and
                                       President

S. E. Melvin Hecht         70        Vice Chairman of the Board of Directors, Chief Financial Officer
                                       and Treasurer

G. Michael Dees            51        President of Marisa Christina Apparel and Director

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

The remaining information required by Item 10 is incorporated by reference from the Company's definitive proxy statement which will be filed within 120 days from the close of its year ended December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by these items is included in the Company definitive proxy statement for the Company's Annual Meeting of Stockholders to be held May 17, 2005, which will be filed within 120 days from the close of its year ended December 31, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following are included in Item 8 of Part II:

                                                                                                     PAGE
Report of Independent Registered Public Accounting Firm                                               14

Consolidated Financial Statements:

  Consolidated Balance Sheets -- December 31, 2004 and 2003                                           15

  Consolidated Statements of Operations and Comprehensive Income (Loss) -- Years ended
    December 31, 2004, 2003, and 2002                                                                 16

  Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2004, 2003,             17
    and 2002

  Consolidated Statements of Cash Flows -- Years ended December 31, 2004, 2003, and 2002              18

Notes to Consolidated Financial Statements                                                            19

(a)(2) The following financial statement schedule for the years ended December
       31, 2004, 2003, and 2002 is filed as part of this Report:

       Schedule II -- Valuation and Qualifying Accounts                                               31

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) See accompanying Index to Exhibits

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT     CHARGED TO                     BALANCE AT
                                            BEGINNING      COSTS AND                        END OF
             DESCRIPTION                    OF PERIOD      EXPENSES       DEDUCTIONS (a)    PERIOD
--------------------------------------     ------------   ------------   ------------     -----------
ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS:

Year ended December 31, 2004               $    296,043     119,000         222,662        192,381

Year ended December 31, 2003                    348,860     280,000         332,817        296,043

Year ended December 31, 2002                    365,000     159,321         175,461        348,860

(a) Deductions represent write-offs of specifically identified accounts.

                                            BALANCE AT     CHARGED TO                   BALANCE AT
                                            BEGINNING      COSTS AND                      END OF
            DESCRIPTION                     OF PERIOD       EXPENSES      DEDUCTIONS      PERIOD
--------------------------------------     ------------   ------------   ------------   ----------
SALES ALLOWANCES FOR TRADE ACCOUNTS:

Year ended December 31, 2004               $  1,328,000    3,900,909      4,197,909     1,031,000

Year ended December 31, 2003                  1,163,000    5,153,115      4,988,115     1,328,000

Year ended December 31, 2002                  1,556,000    5,186,868      5,579,868     1,163,000

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

                                                                                                                  SEQUENTIALLY
                                                                                                                    NUMBERED
EXHIBIT NO.                                           DOCUMENT                                                        PAGE
-----------    -----------------------------------------------------------------------------------------------    ------------
   2.2++       Agreement and Plan of Reorganization, dated June 22, 1994, among Marisa Christina, Incorporated
               (the Company), Marisa Christina Holding, Inc., Marisa Christina Outlet Holdings, Inc.,
               C.M. Marisa Christina (H.K.) Limited, MF Showroom Holdings, Inc., Flapdoodles, L.L.C.
               and the Investors in such companies named on the signature pages thereto.......................         *

   3.1         Amended and Restated Certificate of Incorporation of the Company...............................         *

   3.2         By-Laws of the Company.........................................................................         *

   4.3         1994 Stock Option Plan.........................................................................         *

  10.1+        Directors and Officers Indemnification Agreement, dated June 22, 1994, between
               the Company and Michael H. Lerner..............................................................         *

  10.3+        Directors and Officers Indemnification Agreement, dated June 22, 1994, between
               the Company and G. Michael Dees................................................................         *

  10.6+        Directors and Officers Indemnification Agreement, dated June 22, 1994, between
               the Company and S.E. Melvin Hecht..............................................................         *

  10.8+        Directors and Officers Indemnification Agreement, dated June 22, 1994, between
               the Company and Robert Davidoff................................................................         *

  10.9+        Directors and Officers Indemnification Agreement, dated June 22, 1994, between
               the Company and Lawrence D. Glaubinger.........................................................         *

  10.10+       Directors and Officers Indemnification Agreement, dated June 22, 1994, between
               the Company and David W. Zalaznick.............................................................         *

  21           Subsidiaries of the Registrant.................................................................         *

  23           Consent of Independent Registered Public Accounting Firm.......................................       (1)

  31.1         Michel H. Lerner Section 302(a) Certification..................................................       (1)

  31.2         S.E. Melvin Hecht Section 302(a) Certification.................................................       (1)

  32           Section 906 Certification......................................................................       (1)

                                                                                                                  SEQUENTIALLY
                                                                                                                    NUMBERED
EXHIBIT NO.                                           DOCUMENT                                                        PAGE
-----------                                           --------                                                    ------------

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

Dated: March 17, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



        Signature                          Title                       Date
        ---------                          -----                       ----
/s/ Michael H. Lerner            Chairman, Chief Executive
------------------------------   Officer and President
Michael H. Lerner                                                 March 17, 2005

/s/ S.E. Melvin Hecht            Vice Chairman, Chief Financial
------------------------------
S.E. Melvin Hecht                Officer and Treasurer            March 17, 2005

/s/ G. Michael Dees              Director
------------------------------
G. Michael Dees                                                   March 17, 2005

/s/ Robert Davidoff              Director
------------------------------
Robert Davidoff                                                   March 17, 2005

/s/ Lawrence D. Glaubinger       Director
------------------------------
Lawrence D. Glaubinger                                            March 17, 2005

/s/ David W. Zalaznick           Director
------------------------------
David W. Zalaznick                                                March 17, 2005

March 17, 2005