Form 10-Q
period 2005-03-31
MARISA CHRISTINA INC
filed 2005-05-13
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

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

      The number of shares outstanding of the Company's Common Stock on May 12, 2005 was 7,295,065.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                                                  PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets -- March 31, 2005 (Unaudited) and
          December 31, 2004                                                                        2
          Consolidated Statements of Operations -- Three months ended March 31, 2005 and
             2004 (Unaudited)                                                                      3
          Consolidated Statements of Cash Flows -- Three months ended March 31, 2005 and
             2004 (Unaudited)                                                                      4
          Notes to Consolidated Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                            8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                              12

Item 4.   Controls and Procedures                                                                 12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       13

Item 6.   Exhibits                                                                                13

SIGNATURE                                                                                         14

Section 302 Certifications                                                                        15

Section 906 Certifications                                                                        17

PART I: FINANCIAL INFORMATION
ITEM I: CONSOLIDATED FINANCIAL STATEMENT

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2005              2004
                                                                            (UNAUDITED)           (1)
                                                                           ------------      -------------
                               ASSETS
Current assets:
     Cash and cash equivalents                                             $  3,028,839        5,438,218
     Trade accounts receivable, less allowance for doubtful accounts
        of $180,000 in 2005 and $192,381 in 2004                              3,379,899        1,994,327
     Inventories                                                              1,289,570        1,199,675
     Prepaid expenses and other current assets                                  264,641          166,885
                                                                           ------------      -----------
                 Total current assets                                         7,962,949        8,799,105
Property and equipment, net                                                     213,450          236,651
Other assets                                                                     67,512           80,094
                                                                           ------------      -----------
                 Total assets                                              $  8,243,911        9,115,850
                                                                           ============      ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                $    499,156          892,792
     Income taxes payable                                                        22,600           22,600
     Accrued expenses and other current liabilities                             281,706          385,861
                                                                           ------------      -----------
                 Total current liabilities                                      803,462        1,301,253
                                                                           ------------      -----------
Stockholders' equity:
     Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
        none issued                                                                  --               --
     Common stock, $0.01 par value. Authorized 15,000,000 shares;
        issued 8,586,769 shares                                                  85,868           85,868
     Additional paid-in capital                                              31,664,680       31,664,680
     Accumulated deficit                                                    (20,148,960)     (19,773,673)
     Accumulated other comprehensive loss                                       (56,863)         (58,002)
     Treasury stock, 1,291,704 common shares at cost                         (4,104,276)      (4,104,276)
                                                                           ------------      -----------
                 Total stockholders' equity                                   7,440,449        7,814,597
Commitments and contingencies
                                                                           ------------      -----------
                 Total liabilities and stockholders' equity                $  8,243,911        9,115,850
                                                                           ============      ===========

(1) Accounts were derived from the audited consolidated balance sheet as of December 31, 2004.

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                2005           2004
                                                            -----------     ---------
Net sales                                                   $ 4,866,796     5,620,896
Cost of goods sold                                            3,457,164     4,198,500
                                                            -----------     ---------
                 Gross profit                                 1,409,632     1,422,396
Selling, general, and administrative expenses                 1,809,067     1,848,206
                                                            -----------     ---------
                 Operating loss                                (399,435)     (425,810)
Other income, net                                                 1,572        33,599
Interest income, net                                             22,911         8,282
                                                            -----------     ---------
                 Loss before income tax expense (benefit)      (374,952)     (383,929)
Income tax expense (benefit)                                        335      (107,734)
                                                            -----------     ---------
                 Net loss                                   $  (375,287)     (276,195)
                                                            ===========     =========

Basic and diluted net loss per common share                 $     (0.05)        (0.04)
                                                            ===========     =========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                  2005              2004
                                                               -----------       -----------
Cash flows from operating activities:
  Net loss                                                     $  (375,287)         (276,195)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                               36,613            36,970
        Bad debt expense                                             3,596            45,000
        Deferred income taxes                                           --          (112,419)
        Changes in assets and liabilities:
           Trade accounts receivable                            (1,389,168)       (2,165,039)
           Inventories                                             (89,895)          658,590
           Prepaid expenses and other assets                       (85,174)          153,233
           Trade accounts payable                                 (393,636)         (641,563)
           Accrued expenses and other current liabilities         (103,084)          137,847
                                                               -----------       -----------
              Net cash used in operating activities             (2,396,035)       (2,163,576)
Cash flows used by investing activities --
  acquisitions of property and equipment                           (13,344)          (59,908)
                                                               -----------       -----------
              Net decrease in cash and cash equivalents         (2,409,379)       (2,223,484)
Cash and cash equivalents at beginning of year                   5,438,218         4,845,410
                                                               -----------       -----------
Cash and cash equivalents at end of year                       $ 3,028,839         2,621,926
                                                               ===========       ===========

See accompanying notes to consolidated financial statements.

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2005
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

      The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 2004.

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the operating results to be expected for a full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of March 31, 2005 and December 31, 2004, the Company's reserves for sales allowances were $543,000 and $1,031,000, respectively. Such amounts are recorded as reductions to accounts receivable.

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

                                                                     (Continued)

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2005
                                   (Unaudited)

            The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005 and 2004:

                                                            2005             2004
                                                         -----------       ---------
Net loss, as reported                                    $  (375,287)       (276,195)
Deduct total stock-based employee compensation
   expense determined under fair-value-based method
   for all rewards, net of tax                               (17,500)        (36,000)
                                                         -----------       ---------
               Pro forma net loss                        $  (392,787)       (312,195)
                                                         ===========       =========

Diluted net loss per weighted average common share:
      As reported                                        $     (0.05)          (0.04)
      Pro forma                                          $     (0.05)          (0.04)
                                                         ===========       =========

      (c)   COMPREHENSIVE LOSS

            Comprehensive loss was ($374,148) and ($273,720) for the three months ended March 31, 2005 and 2004, respectively. Comprehensive loss includes the Company's net loss and the change in the foreign currency translation adjustment for the respective three-month periods.

      (d)   RECENTLY ISSUED ACCOUNTING STANDARDS

            In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise of (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting. The Company is required to adopt SFAS No. 123(R) as of January 1, 2006. Adoption is not expected to have a material impact on the Company's results of operations.

(3)   INVENTORIES

      Inventories at March 31, 2005 and December 31, 2004 consist of the following:

                                                            2005             2004
                                                         -----------       ---------
Piece goods                                              $    38,120          31,815
Finished goods                                             1,251,450       1,167,860
                                                         -----------       ---------
                                                         $ 1,289,570       1,199,675
                                                         ===========       =========

                 MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2005
                                   (Unaudited)

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

      As of March 31, 2005, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit were outstanding under the credit facility. Available borrowings at March 31, 2005 were approximately $3.9 million. The arrangement expires on June 14, 2006 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2005.

(5)   NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding, which was 7,295,065 for the three months ended March 31, 2005 and 2004. The effect of stock options outstanding during the three months ended March 31, 2005 and 2004 was not included in the computation of diluted net income per common share because the effect would have been antidilutive.

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

Over most of the past four years, the Company's focus has been to eliminate unprofitable lines and reduce operating cost. During 2003, the senior management sharpened its focus on rebuilding the volume of the core business. In this regard, the sales function was restructured by hiring a new group of highly experienced people and realigning the sales function by dividing it into the Company's three main distribution channels (i.e., department stores, specialty stores and private label customers). The Company's new sales leadership is establishing tools to analyze profitability by customer for each of its selling location in order to provide merchandise mixes for each retail location based on their consumer profile.

While the Company's plans for the future are not dependent on one single strategy, the possible failure of a large number of new initiatives could have an adverse impact on profitability. In addition, the Company's results are heavily dependent upon demand for its Fall and Holiday product lines. In 2004, sales of Fall and Holiday products represented 57% of the Company's net sales. Should the Company's customers not react positively to styles offered by the Company for the 2005 Fall and Holiday seasons or should the retail economy not improve, the Company may not be able to return to profitable operations in 2005.

Management believes the Company's balance sheet is strong. Cash at March 31, 2005 was over $3.0 million and total liabilities were approximately $800 thousand. At March 31, 2005, the Company had no outstanding long-term debt and available borrowing of $3.9 million under a line of credit arrangement. During 2004, the Company had no borrowings outstanding under the line of credit. In addition, the Company has a Federal tax loss carryforward of approximately $20 million, which can be utilized in various amounts through 2024. This should meaningfully limit the amount of cash taxes the Company will owe on its taxable earnings, which may enhance future cash flows.

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

RECEIVABLES

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of March 31, 2005, the Company has allowances for bad debts of $180,000 and reserves for sales allowances of $543,000.

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

VALUATIONS OF DEFERRED TAX ASSETS

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes an assessment of the realizability of the Company's deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. The Company's deferred tax assets related primarily to a U.S. net operating loss carryforward of approximately $30 million which can be utilized over the next twenty years.

During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its' assessment, management determined that operating results for the three-year period ended December 31, 2004 would not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief. Accordingly, the Company increased its valuation allowance for deferred tax assets by approximately $6.4 million to $11.3 million during the quarter ended September 30, 2004. The Company, as of December 31, 2004 and March 31, 2005, had a full valuation allowance for its deferred tax assets. If the Company is able to realize taxable income in the future, the valuation allowance could be reduced.

RESULTS OF OPERATIONS

The following table sets forth the Company's operating results for the three months ended March 31, 2005 and 2004:

                                                                 PERCENTAGE                   PERCENTAGE
                                                                   OF NET                       OF NET
                                                     2005          SALES          2004          SALES
                                                  -----------    ----------    -----------    ----------
Net sales                                         $ 4,866,796      100.0%      $ 5,620,896      100.0%
                                                  -----------      -----       -----------      -----
Gross profit                                        1,409,632       29.0%        1,422,396       25.3%
Selling, general, and administrative expenses       1,809,067       37.2%        1,848,206       32.9%
                                                  -----------      -----       -----------      -----
             Operating (loss)                        (399,435)      (8.2%)        (425,810)      (7.6%)

Other income, net                                       1,572         --            33,599        0.6%
Interest income, net                                   22,911        0.5%            8,282        0.2%
Income tax expense (benefit)                              335         --          (107,734)      (1.9%)
                                                  -----------      -----       -----------      -----
             Net (loss)                           $  (375,287)      (7.7%)     $  (276,195)      (4.9%)
                                                  ===========      =====       ===========      =====

THREE MONTHS ENDED MARCH 31, 2005 (2005) COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004 (2004)

Net sales. Net sales decreased 13.4% from $5.6 million in 2004, to $4.9 million in 2005, primarily as a result of lower sales to department stores.

Gross profit. Gross profit decreased 0.9% from $1.4 million in 2004, to $1.4 million in 2005. As a percentage of net sales, gross profit increased from 25.3% in 2004 to 29.0% in 2005. Higher sales to department stores in 2004 resulted in a lower gross profit percentage in 2004 as such sales have higher markdown allowances.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 2.1% as a result of continuous cost reduction initiatives including reduced sales commissions and bad debt expenses. As a percentage of net sales, SG&A increased from 32.9% in 2004 to 37.2% in 2005.

Interest income, net. Interest income, net increased from $8,282 in 2004 to $22,911 in 2005 as a result of higher average invested cash balances and higher interest rates.

Income tax expense/benefit. Income tax benefit changed from a benefit of $107,734 in 2004 to an expense of $335 in 2005. The Company, as of March 31, 2005, had a full valuation allowance for its deferred tax assets. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief.

Net loss. Net loss increased from ($276,195) in 2004 to ($375,287) in 2005, due to factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Available borrowings at March 31, 2005 were approximately $3.9 million. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. The Company's credit facility expires in June 2006. The Company expects to have sufficient financing to meet its working capital needs through 2005.

During the first quarter of 2005, the Company had capital expenditures of approximately $13,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2005 are expected to be approximately $87,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of March 31, 2005 include $398,796 in 2005, $546,344 in 2006, $547,912 in 2007, $526,491 in 2008,
$540,185 in 2009 and $2,197,746, thereafter.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did the Company have any off-balance sheet arrangements outstanding at March 31, 2005.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at March 31, 2005.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was approximately $50,000 at March 31, 2005.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Offer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

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

       Exhibit 32   - Section 906 Certification

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005         /s/ S. E. Melvin Hecht
                           ----------------------------------------------------
                           S. E. Melvin Hecht
                           Vice Chairman, Chief Financial Officer and Treasurer