Form 10-Q
period 2005-06-30
MARISA CHRISTINA INC
filed 2005-08-15
CIK 923149

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________ to________________________

Commission File Number: 0-24176

                         Marisa Christina, Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     11-3216809
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8101 Tonnelle Avenue, North Bergen, New Jersey              07047-4601
----------------------------------------------        --------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (201)-758-9800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      The number of shares outstanding of the Company's Common Stock on August 11, 2005 was 7,295,065.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets -- June 30, 2005 (Unaudited) and
                December 31, 2004                                                                            2

            Consolidated Statements of Operations -- Three months ended June 30, 2005 and
                2004 (Unaudited)                                                                             3

            Consolidated Statements of Cash Flows -- Three months ended June 30, 2005 and
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

PART I: FINANCIAL INFORMATION
ITEM I: CONSOLIDATED FINANCIAL STATEMENTS

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                              JUNE 30, 2005     DECEMBER 31, 2004
                                                                               (UNAUDITED)             (1)
                                                                              -------------     -----------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                  $  3,565,115          5,438,218
   Trade accounts receivable, less allowance for doubtful accounts
     of $146,000 in 2005 and $192,381 in 2004                                    1,296,307          1,994,327
   Inventories                                                                   1,607,579          1,199,675
   Prepaid expenses and other current assets                                       209,295            166,885
                                                                              ------------        -----------
                Total current assets                                             6,678,296          8,799,105

   Property and equipment, net                                                     181,330            236,651
   Other assets                                                                    151,557             80,094
                                                                              ------------        -----------
                Total assets                                                  $  7,011,183          9,115,850
                                                                              ============        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                     $    574,906            892,792
   Income taxes payable                                                                 --             22,600
   Accrued expenses and other current liabilities                                  209,432            385,861
                                                                              ------------        -----------
                Total current liabilities                                          784,338          1,301,253
                                                                              ------------        -----------
Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 1,000,000 shares;
     none issued                                                                        --                 --
   Common stock, $0.01 par value. Authorized 15,000,000 shares;
     issued 8,586,769 shares                                                        85,868             85,868
   Additional paid-in capital                                                   31,664,680         31,664,680
   Accumulated deficit                                                         (21,362,298)       (19,773,673)
   Accumulated other comprehensive loss                                            (57,129)           (58,002)
   Treasury stock, 1,291,704 common shares at cost                              (4,104,276)        (4,104,276)
                                                                              ------------        -----------
                Total stockholders' equity                                       6,226,845          7,814,597
                                                                              ------------        -----------
   Commitments and contingencies
                Total liabilities and stockholders' equity                    $  7,011,183          9,115,850
                                                                              ============        ===========

(1) Accounts were derived from the audited consolidated balance sheet as of December 31, 2004.

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30                           JUNE 30
                                                  ----------------------------       -------------------------
                                                     2005              2004            2005            2004
                                                  -----------       ----------       ----------     ----------
Net sales                                         $ 2,529,940        2,498,253        7,396,736      8,119,149
Cost of goods sold                                  2,285,888        2,259,938        5,743,052      6,458,438
                                                  -----------       ----------       ----------     ----------
              Gross profit                            244,052          238,315        1,653,684      1,660,711

Selling, general, and administrative expenses
  expenses                                          1,526,712        1,472,199        3,335,779      3,320,405
                                                  -----------       ----------       ----------     ----------
              Operating loss                       (1,282,660)      (1,233,884)      (1,682,095)    (1,659,694)
Other income, net                                      60,000           59,998           61,572         93,597
Interest income, net                                   15,613            8,514           38,524         16,796
                                                  -----------       ----------       ----------     ----------
              Loss before income tax
                expense (benefit)                  (1,207,047)      (1,165,372)      (1,581,999)    (1,549,301)

Income tax expense (benefit)                            6,291         (416,991)           6,626       (524,725)
                                                  -----------       ----------       ----------     ----------
              Net loss                            $(1,213,338)        (748,381)      (1,588,625)    (1,024,576)
                                                  ===========       ==========       ==========     ==========
Basic and diluted net loss per common share       $     (0.17)           (0.10)           (0.22)         (0.14)
                                                  ===========       ==========       ==========     ==========

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Six months ended June 30, 2005 and 2004
                                  (Unaudited)

                                                                2005             2004
                                                             -----------       ----------
Cash flows from operating activities:
   Net loss                                                  $(1,588,625)      (1,024,576)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                              72,941           74,423
       Bad debt expense (recovery)                               (12,993)          36,000
       Deferred income taxes                                          --         (582,679)
       Changes in assets and liabilities:
         Trade accounts receivable                               711,013          187,351
         Inventories                                            (407,904)         650,920
         Prepaid expenses and other assets                      (113,873)         130,350
         Trade accounts payable                                 (317,886)         (29,191)
         Accrued expenses and other current liabilities         (175,492)         (55,965)
         Income taxes payable                                    (22,600)              --
                                                             -----------       ----------
           Net cash used in operating activities              (1,855,419)        (613,367)

   Cash flows used by investing activities  -
     acquisitions of property and equipment                      (17,684)         (97,073)
                                                             -----------       ----------
                 Net decrease in cash and cash equivalents    (1,873,103)        (710,440)

   Cash and cash equivalents at beginning of year              5,438,218        4,845,410
                                                             -----------       ----------
   Cash and cash equivalents at end of period                $ 3,565,115        4,134,970
                                                             ===========       ==========

See accompanying notes to consolidated financial statements.

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 2005
                                  (Unaudited)

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

      In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for a full year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   REVENUE AND RECEIVABLES

            Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of June 30, 2005 and December 31, 2004, the Company's reserves for sales allowances were $333,000 and $1,031,000, respectively. Such amounts are recorded as reductions to accounts receivable.

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

                                       5                             (Continued)

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 2005
                                  (Unaudited)

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended June 30, 2005 and 2004:

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                          -------------------------     ---------------------------
                                             2005            2004         2005              2004
                                          -----------      --------     ----------       ----------
Net loss, as reported                     $(1,213,338)     (748,381)    (1,588,625)      (1,024,576)
Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method
   for all rewards, net of tax                (17,500)      (36,000)       (35,000)         (72,000)
                                          -----------      --------     ----------       ----------
          Pro forma net loss              $(1,230,838)     (784,381)    (1,623,625)      (1,096,576)
                                          ===========      ========     ==========       ==========
Diluted net loss per weighted average
  common share:
     As reported                          $     (0.17)        (0.10)         (0.22)           (0.14)
     Pro forma                            $     (0.17)        (0.11)         (0.22)           (0.15)
                                          ===========      ========     ==========       ==========

      (c)   COMPREHENSIVE LOSS

            Comprehensive loss for the three and six months ended June 30, 2005 was $1,213,604 and $1,587,852, respectively. Comprehensive loss for the three and six months ended June 30, 2004 was $747,767 and $1,021,487, respectively. Comprehensive loss includes the Company's net loss and the change in the foreign currency translation adjustment for the respective three-month periods.

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

                MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 2005
                                  (Unaudited)

(3)   INVENTORIES

      Inventories at June 30, 2005 and December 31, 2004 consist of the following:

                            2005           2004
                        -----------     ---------
Piece goods             $    30,014        31,815
Finished goods            1,577,565     1,167,860
                        -----------     ---------
                        $ 1,607,579     1,199,675
                        ===========     =========

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

      As of June 30, 2005, there were no borrowings outstanding and approximately $79,200 of commercial letters of credit were outstanding under the credit facility. Available borrowings at June 30, 2005 were approximately $2.9 million. The arrangement expires on June 14, 2006 and is cancelable by either party with 90 days' written notice. The Company expects to have sufficient financing to meet its working capital needs throughout 2005.

(5)   NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding, which was 7,295,065 for the three and six months ended June 30, 2005 and 2004. The effect of stock options outstanding during the three and six months ended June 30, 2005 and 2004 was not included in the computation of diluted net income per common share because the effect would have been antidilutive.

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

Management believes the Company's balance sheet is strong. Cash at June 30, 2005 was over $3.5 million and total liabilities were approximately $784,000. At June 30, 2005, the Company had no outstanding long-term debt and available borrowing of $2.9 million under a line of credit arrangement. During 2004, the Company had no borrowings outstanding under the line of credit. In addition, the Company has a Federal tax loss carryforward of approximately $30 million, which can be utilized in various amounts through 2024. This should meaningfully limit the amount of cash taxes the Company will owe on its taxable earnings, which may enhance future cash flows.

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

RECEIVABLES

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company's ability to generate sales, could impact management's estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of June 30, 2005, the Company has allowances for bad debts of $146,000 and reserves for sales allowances of $333,000.

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

During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its' assessment, management determined that operating results for the three-year period ended December 31, 2004 would not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief. Accordingly, the Company increased its valuation allowance for net deferred tax assets by approximately $6.4 million to $11.3 million during the quarter ended September 30, 2004. The Company, as of December 31, 2004 and June 30, 2005, had a full valuation allowance for its deferred tax assets. If the Company is able to realize taxable income in the future, the valuation allowance could be reduced.

RESULTS OF OPERATIONS

The following table sets forth information with respect to the percentage relationship to net sales of certain items on the consolidated statements of operations of the Company for the three and six months ended June 30, 2005 and 2004.

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                ------------------    ----------------
                                                 2005         2004     2005       2004
                                                -----        -----    -----      -----
Net sales                                       100.0%       100.0%   100.0%     100.0%
                                                -----        -----    -----      -----
Gross profit                                      9.6          9.5     22.4       20.5
Selling, general, and administrative expenses    60.3         58.9     45.1       40.9
                                                -----        -----    -----      -----
   Operating (loss)                             (50.7)       (49.4)   (22.7)     (20.4)

Other income, net                                 2.4          2.4      0.8        1.2
Interest income, net                              0.6          0.3      0.5        0.2
Income tax expense (benefit)                      0.3        (16.7)     0.1       (6.5)
                                                -----        -----    -----      -----
   Net (loss)                                   (48.0)%      (30.0)%  (21.5)%    (12.5)%
                                                =====        =====    =====      =====

THREE MONTHS ENDED JUNE 30, 2005 (2005) COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004 (2004)

Net sales. Net sales remained even at $2.5 million in 2004 and 2005.

Gross profit. Gross profit increased 2.4% from $238,315 in 2004, to $244,052 in 2005. As a percentage of net sales, gross profit increased from 9.5% in 2004 to 9.6% in 2005. Margins for the second quarter are lower than amounts achieved on an annual basis due to the impact of fixed design and procurement costs during the Company's lowest sales volume quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) increased 3.7% as a result of one-time severance payments in connection with planned downsizing. As a percentage of net sales, SG&A increased from 58.9% in 2004 to 60.3% in 2005.

Other Income, net. Other income, net, which consists of royalty and licensing income was $59,998 in 2004 and $60,000 in 2005.

Interest income, net. Interest income, net increased from $8,514 in 2004 to $15,613 in 2005 as a result of higher average invested cash balances and higher interest rates.

Income tax expense/benefit. Income taxes changed from a benefit of $416,991 in 2004 to an expense of $6,291 in 2005. As of June 30, 2004, the Company recognized the benefit of its net operating loss for the period because management believed it more likely than not that the amount would be recovered. In the third quarter of 2004, as discussed above, the Company recorded a full valuation allowance with respect to its net deferred tax assets. The Company, as of June 30, 2005, had a full valuation allowance for its deferred tax assets. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management's belief.

Net loss. Net loss increased from $748,381 in 2004 to $1,213,338 in 2005, due to factors discussed above.

SIX MONTHS ENDED JUNE 30, 2005 (2005) COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004 (2004)

Net sales. Net sales decreased 8.9% from $8.1 million in 2004 to $7.4 million in 2005, primarily as a result of lower sales to department stores.

Gross profit. Gross profit remained even at $1.7 million in 2004 and 2005. As a percentage of net sales, gross profit increased from 20.5% in 2004 to 22.4% in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) remained even at $3.3 million in 2004 and 2005. As a percentage of net sales, SG&A increased from 40.9% in 2004 to 45.1% in 2005.

Other income, net. Other income, net, which consists of royalty and licensing income, was $93,597 in 2004 and $61,572 in 2005.

Interest income, net. Interest income, net increased from $16,796 in 2004 to $38,524 in 2005, principally as a result of higher average invested cash balances and higher interest rates.

Income tax expense/benefit. Income taxes changed from a benefit of $524,725 in 2004 to an expense of $6,626 in 2005, for the reasons discussed above.

Net loss. Net loss increased from $1.0 million in 2004 to $1.6 million in 2005, primarily as a result of the income tax expense (benefit) discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker's acceptances, commercial loans and letters of indemnity. Available borrowings at June 30, 2005 were approximately $2.9 million. Borrowings under the facility are secured by certain of the Company's assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. The Company's credit facility expires in June 2006. The Company expects to have sufficient financing to meet its working capital needs through 2005.

During the first half of 2005, the Company had capital expenditures of approximately $18,000, primarily for upgrading computer systems. Capital expenditures for the remainder of 2005 are expected to be approximately $82,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company's credit facility. The Company's contractual cash obligations related to operating leases as of June 30, 2005 include $239,478 in 2005, $499,327 in 2006, $512,910 in 2007, $526,491 in 2008,
$540,185 in 2009 and $2,197,745, thereafter.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did the Company have any off-balance sheet arrangements outstanding at June 30, 2005.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company's floating rate debt is based on the prime rate; however, there were no borrowings outstanding at June 30, 2005.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company's investment in its foreign subsidiary was approximately $50,000 at June 30, 2005.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Offer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

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

Date: August 11, 2005       /s/ S. E. Melvin Hecht
                            ----------------------------------------------------
                            S. E. Melvin Hecht
                            Vice Chairman, Chief Financial Officer and Treasurer