Form 10-Q
period 2005-09-30
MARISA CHRISTINA INC
filed 2005-11-10
CIK 923149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended                 September 30, 2005

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number:                          0-24176

Marisa Christina, Incorporated
(Exact name of registrant as specified in its charter)
Delaware	11-3216809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8101 Tonnelle Avenue, North Bergen, New Jersey	07047-4601
(Address of principal executive offices)	(Zip Code)
(201)-758-9800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes No

The number of shares outstanding of the Company’s Common Stock on November 9, 2005 was 7,295,065.

MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

Index

		Page
PART I.	Financial Information
Item 1.	Consolidated Financial Statements	2
	Consolidated Balance Sheets — September 30, 2005 (Unaudited) and December 31, 2004	2
	Consolidated Statements of Operations — Three and nine months ended September 30, 2005 and 2004 (Unaudited)	3
	Consolidated Statements of Cash Flows — Three and nine months ended September 30, 2005 and 2004 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13
PART II.	Other Information
Item 1.	Legal Proceedings	14
Item 6.	Exhibits	14
SIGNATURE		15
Section 302 Certifications
Section 906 Certifications

PART I:	Financial Information

ITEM I:	Consolidated Financial Statements

MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,361,983	5,438,218
Trade accounts receivable, less allowance for doubtful accounts of $136,968 in 2005 and $192,381 in 2004	3,045,567	1,994,327
Inventories	2,412,423	1,199,675
Prepaid expenses and other current assets	256,228	166,885
Total current assets	7,076,201	8,799,105
Property and equipment, net	204,676	236,651
Other assets	89,159	80,094
Total assets	$7,370,036	9,115,850
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$650,879	892,792
Income taxes payable	—	22,600
Accrued expenses and other current liabilities	318,499	385,861
Total current liabilities	969,378	1,301,253
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 15,000,000 shares; issued 8,586,769 shares	85,868	85,868
Additional paid-in capital	31,664,680	31,664,680
Accumulated deficit	(21,186,033)	(19,773,673)
Accumulated other comprehensive loss	(59,581)	(58,002)
Treasury stock, 1,291,704 common shares at cost	(4,104,276)	(4,104,276)
Total stockholders' equity	6,400,658	7,814,597
Commitments and contingencies
Total liabilities and stockholders' equity	$7,370,036	9,115,850

(1)	Accounts were derived from the audited consolidated balance sheet as of December 31, 2004.

See accompanying notes to consolidated financial statements.

MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net sales	$4,769,390	8,365,991	12,166,126	16,485,140
Cost of goods sold	2,892,498	5,055,570	8,635,550	11,514,008
Gross profit	1,876,892	3,310,421	3,530,576	4,971,132
Selling, general, and administrative expenses	1,728,223	2,011,881	5,064,002	5,332,286
Operating income (loss)	148,669	1,298,540	(1,533,426)	(361,154)
Other income, net	—	8,205	61,572	101,802
Interest income, net	28,374	5,650	66,898	22,446
Income (loss) before income tax expense	177,043	1,312,395	(1,404,956)	(236,906)
Income tax expense	778	7,080,589	7,404	6,555,864
Net income (loss)	$176,265	(5,768,194)	(1,412,360)	(6,792,770)
Basic and diluted net income (loss) per common share	$0.02	(0.79)	(0.19)	(0.93)

See accompanying notes to consolidated financial statements.

MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(1,412,360)	(6,792,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,553	112,041
Bad debt expense	1,007	108,000
Deferred income tax expense, including change in deferred tax valuation allowance	—	6,552,240
Changes in assets and liabilities:
Trade accounts receivable	(1,052,247)	(4,536,632)
Inventories	(1,212,748)	349,495
Prepaid expenses and other assets	(98,408)	186,617
Trade accounts payable	(241,913)	(238,462)
Accrued expenses and other current liabilities	(68,941)	43,259
Income taxes payable	(22,600)	—
Net cash used in operating activities	(3,998,657)	(4,216,212)
Cash flows used by investing activities – acquisitions of property and equipment	(77,578)	(144,435)
Net decrease in cash and cash equivalents	(4,076,235)	(4,360,647)
Cash and cash equivalents at beginning of year	5,438,218	4,845,410
Cash and cash equivalents at end of period	$1,361,983	484,763

See accompanying notes to consolidated financial statements.

MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Marisa Christina, Incorporated and its wholly owned subsidiaries (the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

The unaudited consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the Company’s audited consolidated financial statements, included in its annual report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for a full year.

(2)	Summary of Significant Accounting Policies

(a)	Revenue and Receivables

Revenue is recognized when title and risk of ownership transfers to the customer, which is when the product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. As of September 30, 2005 and December 31, 2004, the Company’s reserves for sales allowances were $354,000 and $1,031,000, respectively. Such amounts are recorded as reductions to accounts receivable.

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

MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$176,265	(5,768,194)	(1,412,360)	(6,792,770)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(17,500)	(36,000)	(52,500)	(108,000)
Pro forma net income (loss)	$158,765	(5,804,194)	(1,464,860)	(6,900,770)
Diluted net income (loss) per weighted average common share:
As reported	$0.02	(0.79)	(0.19)	(0.93)
Pro forma	$0.02	(0.80)	(0.20)	(0.95)

(c)	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2005 was $173,813 and ($1,413,939), respectively. Comprehensive loss for the three and nine months ended September 30, 2004 was ($5,768,566) and ($6,790,053), respectively. Comprehensive income (loss) includes the Company’s net income (loss) and the change in the foreign currency translation adjustment for the respective three-and nine month periods.

(d)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. The Company is required to adopt SFAS No. 123(R) as of January 1, 2006. Adoption is not expected to have a material impact on the Company’s results of operations.

MARISA CHRISTINA, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

(3)	Inventories

Inventories at September 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
Piece goods	$39,609	31,815
Finished goods	2,372,814	1,167,860
	$2,412,423	1,199,675

(4)	Credit Facility

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker’s acceptances, commercial loans and letters of indemnity. Borrowings under the facility are secured by certain of the Company’s assets, primarily trade accounts receivable and inventory, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth.

As of September 30, 2005, there were no borrowings outstanding and approximately $420,000 of commercial letters of credit were outstanding under the credit facility. Available borrowings at September 30, 2005 were approximately $4.2 million. The arrangement expires on June 14, 2006 and is cancelable by either party with 90 days’ written notice. The Company expects to have sufficient financing to meet its working capital needs for the remainder of 2005 and throughout 2006.

(5)	Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is based on the weighted average number of common shares outstanding, which was 7,295,065 for the three and nine months ended September 30, 2005 and 2004. The effect of stock options outstanding during the three and nine months ended September 30, 2005 and 2004 was not included in the computation of diluted net income per common share because the effect would have been antidilutive.

(6)	Legal Proceedings

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Marisa Christina’s consolidated financial statements.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Marisa Christina in this document that are not historical in nature, particularly those that utilize terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘likely,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘estimates,’’ ‘‘believes’’ or ‘‘plans,’’ or comparable terminology, are forward-looking statements based on current expectations about future events, which Marisa Christina has derived from information currently available. These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied in such forward-looking statements. Those risks include, among others, risks associated with the apparel industry, the dependence on senior management, maintaining sufficient working capital financing, price pressures and other competitive factors and a softening of retailer or consumer acceptance of the Company’s products leading to a decrease in anticipated revenues and gross profit margins.

Overview

The past five years have seen the continuation and intensification of many ongoing trends in the Company’s industry. Many factors have combined to change the face of the apparel industry and the configuration of its components.

Mergers and consolidation of retailers and wholesalers, especially in the department store arena have led to many brands and labels being eliminated from their resource structure. In addition, mergers between retailers and wholesalers have become common place and further limit the opportunity for outside brands and labels.

The growth of ‘‘big box’’ retailers and ‘‘value priced’’ specialty stores, such as Sam’s Club and Kohl’s have changed the retail landscape. Walmart is now the world’s largest retailer of apparel. The luxury sector continues to thrive, and in fact has successfully multi-tiered itself so that Karl Lagerfield is in H&M and companies such as Ralph Lauren sell at multiple price points under various sub labels. Luxury has also been a major factor in the continuing globalization of the apparel industry. The internet and television retailers are growing rapidly and utilizing technology to reach the consumer directly. This is in addition to the many ‘‘vertical’’ retailers, i.e. The Gap, H&M, Chico’s, and The Limited, who also market directly to the consumer.

All of this has been occurring against the background of an economy that if we subtract the real estate boom and the strength of the financial sector, has most Americans feeling that the economy is weak and the future uncertain. Add to this to the recent uncertainty and trade issues with China, the world’s largest apparel supplier, and challenges facing any apparel company large or small, are intricate and complex.

The Company has faced the further challenge of reinventing its product and customer base. Earlier strategies were not successful as many relied on the inclusion of department stores as a key element of the Company’s distribution. Most if not all of the consolidations saw the Company on the outside looking in as the stores’ vendors were dropped to reflect the resource structure of the purchasing entity. Other department stores became increasingly difficult and unprofitable to deal with as they more and more relied on their largest resources and brands, and continued to build their own private label. Their inability to sell at full price, their markdown demands and lack of fashion focus made it difficult and problematic to continue many relationships.

In response to these challenges, the Company has taken many steps and continues to cut costs and focus its resources. It has, and continues to explore mergers, acquisitions and strategic partnerships. Various initiatives have been taken to answer the sourcing challenges facing the Company and our industry. With all of this said, the major challenge for the Company is to rebuild its sales volume and restore profitability. A less than enthusiastic response to our Fall and Holiday 2005 lines led to a major reassessment of our product and distribution. In attempting to design product for both the department stores as well as the specialty stores, we concluded that we had compromised our product. In an effort to please two constituencies we pleased neither enough to have a successful third quarter or a strong, viable strategy going forward. As the situation became apparent, it was obvious that a shift in focus of our earlier strategy was necessary. Analysis led us to the conclusion that we must design, and sell highly designed, fashion trend merchandise to our stores.  We are only continuing to build relationships with those department stores which can actually sell to the consumer without constant sales and promotions. The gulf between the department stores and specialty stores has widened and it has become increasingly objectionable to the specialty stores for the Company to sell department stores that constantly run sales and discount promotions.

The Company’s goal is to design unique fashionable apparel and market it through Specialty Stores, Private Label, and only select Department Stores. Private Label sales have grown substantially and somewhat offset the volume decline lost in Department Store sales. Specialty Store volume must be rebuilt and early orders from Spring/Summer (Feb-June 2006) bookings indicate we are accomplishing this objective. In addition, we will continue to analyze and cut expenses, while at the same time prudently investing in building our brand. It is our goal that this focus will return us to profitability and rebuild shareholder value.

While the Company’s plans for the future are not dependent on one single strategy, the possible failure of a large number of new initiatives could have an adverse impact on profitability. In addition, the Company’s results are heavily dependent upon demand for its Fall and Holiday product lines.

Management believes the Company’s balance sheet is strong. Cash at September 30, 2005 was over $1.3 million and total liabilities were approximately $969,000. At September 30, 2005, the Company had no outstanding long-term debt and available borrowing of $4.2 million under a line of credit arrangement. During 2004 and 2005, the Company has had no borrowings outstanding under the line of credit. In addition, the Company has a Federal tax loss carryforward of approximately $30 million, which can be utilized in various amounts through 2024. This should meaningfully limit the amount of cash taxes the Company will owe on its taxable earnings, which may enhance future cash flows.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company’s most critical accounting policies relate to estimates related to allowances for uncollectible receivables, customer sales allowances, valuation of inventories and valuation of deferred tax assets.

Receivables

Allowances are provided for estimated uncollectible receivables based on review of specific accounts and historical experience. Allowances and credits, which are given to customers in connection with sales incentives and promotional activities, are recognized as reductions of sales when the related sales revenue is earned and recognized. Events or changes in market conditions that adversely impact our customers or the Company’s ability to generate sales, could impact management’s estimates of uncollectible receivables or require the Company to offer greater sales incentives, which could negatively impact sales or profits in the future. As of September 30, 2005, the Company has allowances for bad debts of $137,000 and reserves for sales allowances of $354,000.

Inventories

Inventories are stated at the lower of cost, by the first-in, first-out method, or market. In assessing the market value of its inventories, particularly those with slower turnover, the Company considers the estimated sales value less costs to dispose and a reasonable profit margin and assesses the likelihood of realizing the recorded amounts of inventory. Changes in market conditions could impact the Company’s ability to achieve sales at the estimated selling prices and could negatively impact the carrying value of the Company’s inventory.

Valuations of Deferred Tax Assets

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Management makes an assessment of the realizability of the Company’s deferred tax assets. In making this assessment, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income of the Company in making this assessment. A valuation allowance is recorded to reduce the total deferred income tax assets to its net realizable value. The Company’s deferred tax assets related primarily to a U.S. net operating loss carryforward of approximately $30 million which can be utilized over the next twenty years.

During the quarter ended September 30, 2004, the Company reassessed the recovery of its deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In making its’ assessment, management determined that operating results for the three-year period ended December 31, 2004 would not be sufficient to support a conclusion that recovery of the deferred tax assets is more likely than not. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management’s belief. Accordingly, the Company increased its valuation allowance for net deferred tax assets by approximately $6.4 million to $11.3 million during the quarter ended September 30, 2004. The Company, as of December 31, 2004 and September 30, 2005, had a full valuation allowance for its deferred tax assets. If the Company is able to realize taxable income in the future, the valuation allowance could be reduced.

Results of Operations

The following table sets forth information with respect to the percentage relationship to net sales of certain items on the consolidated statements of operations of the Company for the three and six months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.3	39.6	29.0	30.2
Selling, general, and administrative expenses	36.2	24.0	41.6	32.3
Operating income (loss)	3.1	15.6	(12.6)	(2.1)
Other income, net	0.0	0.0	0.5	0.6
Interest income, net	0.6	0.0	0.6	0.1
Income tax expense (benefit)	0.0	84.6	0.1	39.8
Net income (loss)	3.7%	(69.0%)	(11.6)%	(41.2)%

Three Months Ended September 30, 2005 (2005) Compared with Three Months Ended September 30, 2004 (2004)

Net sales. Net sales decreased 43.0% from $8.4 million in 2004 to $4.8 million in 2005, primarily due to discontinued department store sales of $1.0 million, lower private label sales of approximately $1.1 million and lower specialty store sales of $0.5 million.

Gross profit. Gross profit decreased 43.3% from $3,310,421 in 2004, to $1,876,892 in 2005. As a percentage of net sales, gross profit decreased from 39.6% in 2004 to 39.3% in 2005. Margins for the third quarter of 2005 are comparable with the same quarter of the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased 14.1% principally as a result of sales commissions and selling costs due to the lower sales volume. As a percentage of net sales, SG&A increased from 24.0% in 2004 to 36.2% in 2005 as the result of lower sales volume to absorb fixed operating costs.

Other income, net. Other income, net, which consists of royalty and licensing income was $8,205 in 2004 and none in 2005.

Interest income, net. Interest income, net increased from $5,650 in 2004 to $28,374 in 2005 as a result of higher average invested cash balances and higher interest rates.

Income tax expense. Income tax expense decreased from $7.1 million in 2004 to $778 in 2005. In the third quarter of 2004, as discussed above, the Company recorded a full valuation allowance with respect to its net deferred tax assets. The Company, as of September 30, 2005, had a full valuation allowance for its deferred tax assets. While management believes the Company will achieve profitable operations in future years that will enable the Company to recover a substantial portion of its deferred tax assets, the Company presently does not have sufficient objective evidence to support management’s belief.

Net income (loss).    Net income (loss) increased from a loss of ($5,768,194) in 2004 to income of $176,265 in 2005, due to factors discussed above.

Nine Months Ended September 30, 2005 (2005) Compared with Nine Months Ended September 30, 2004 (2004)

Net sales. Net sales decreased 26.2% from $16.5 million in 2004 to $12.1 million in 2005, primarily as a result of lower sales to department stores.

Gross profit. Gross profit decreased from $5.0 million in 2004 to $3.5 million in 2005. As a percentage of net sales, gross profit decreased from 30.2% in 2004 to 29.0% in 2005. The gross profit percentage was adversely impacted by lower volume to absorb fixed design costs.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased from $5.3 million in 2004 to $5.1 million in 2005. As a percentage of net sales, SG&A increased from 32.3% in 2004 to 41.6% in 2005, as the result of lower sales volume to absorb fixed operating costs.

Other income, net. Other income, net, which consists of royalty and licensing income, was $101,802 in 2004 and $61,572 in 2005.

Interest income, net. Interest income, net increased from $22,446 in 2004 to $66,898 in 2005, principally as a result of higher average invested cash balances and higher interest rates.

Income tax expense. Income tax expense decreased from $6.6 million in 2004 to $7,404 in 2005, for the reasons discussed above.

Net income (loss).    Net income (loss) decreased from ($6.8 million) in 2004 to $(1.4 million) in 2005, for the reasons discussed above.

Seasonality

The Company’s business is seasonal, with a substantial portion of its revenues and earnings occurring during the second half of the year as a result of the Fall and Holiday selling seasons. This is due to both a larger volume of unit sales in these seasons and traditionally higher prices for Fall and Holiday season garments, which generally require more costly materials than the Spring/Summer and Resort seasons. Merchandise from the Fall collection, the Company’s largest selling season and Holiday, the Company’s next largest season, is shipped in the last two fiscal quarters. Merchandise for Resort, Spring/Summer and Early Fall, the Company’s lower volume seasons, is shipped primarily in the first two quarters. In addition, prices of products in the Resort, Spring/Summer and Early Fall collections average 5% to 10% lower than in other selling seasons.

Liquidity and Capital Resources

The Company has a $17.5 million line of credit facility with a finance company, which may be utilized for commercial letters of credit, banker’s acceptances, commercial loans and letters of indemnity. Available borrowings at September 30, 2005 were approximately $4.2 million. Borrowings under the facility are secured by certain of the Company’s assets, primarily inventory and trade accounts receivable, and bear interest at the prime rate plus 0.75%. The Company is required to pay an annual commitment fee of $50,000. The credit facility contains various covenants that require minimum levels of working capital and net tangible worth. The Company’s credit facility expires in June 2006. The Company expects to have sufficient financing to meet its working capital needs through 2006.

During the first nine months of 2005, the Company had capital expenditures of approximately $78,000 primarily for upgrading computer systems and leasehold improvements. Capital expenditures for the remainder of 2005 are expected to be approximately $72,000. These capital expenditures will be funded by internally generated funds and, if necessary, borrowings under the Company’s credit facility. The Company’s contractual cash obligations related to operating leases as of September 30, 2005 include $119,739 in 2005, $499,327 in 2006, $512,910 in 2007, $526,491 in 2008, $540,185 in 2009 and $2,197,745, thereafter.

Off-Balance Sheet Arrangements

The Company did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did the Company have any off-balance sheet arrangements outstanding at September 30, 2005.

Exchange Rates

Although it is Company policy to contract for the purchase of imported merchandise in United States dollars, reductions in the value of the dollar could result in the Company paying higher prices for its products. During the last three fiscal years, however, currency fluctuations have not had an impact on the Company’s cost of merchandise. The Company does not engage in hedging activities with respect to such exchange rate risk.

Impact of Inflation

The Company has historically been able to adjust prices, and, therefore, inflation has not had, nor is it expected to have, a significant effect on the operations of the Company.

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. However, interest expense has not been and is not expected to be a material expense of the Company. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. The Company’s floating rate debt is based on the prime rate; however, there were no borrowings outstanding at September 30, 2005.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure. All purchases from foreign contractors are made in United States dollars and the Company’s investment in its foreign subsidiary was approximately $140,000 at September 30, 2005.

ITEM 4:    Controls and Procedures

As of September 30, 2005, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Offer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II    Other Information

ITEM 1:    Legal Proceedings

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

ITEM 6:    Exhibits

(a)    Exhibits filed herewith:

Exhibit 31.1	—	Section 302 Certification — Michael H. Lerner
Exhibit 31.2	—	Section 302 Certification — S.E. Melvin Hecht
Exhibit 32	—	Section 906 Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	/s/ S. E. Melvin Hecht S. E. Melvin Hecht Vice Chairman, Chief Financial Officer and Treasurer